Form 10QSB
period 2006-01-31
Nitar Tech Corp.
filed 2006-03-14
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                       COMMISSION FILE NUMBER: 333-127170

                                NITAR TECH CORP.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                   98-0476582
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              3950 WORTHVIEW PLACE
                      MISSISSAUGA, ONTARIO, CANADA, L5N 6S7
          (Address of principal executive offices, including zip code)

                           (905) 824-5306 [ EXT. 201]
              (Registrant's telephone number, including area code)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                Yes [X]        No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                        Yes [ ]        No [X]


The number of shares of the Registrant's common stock issued and outstanding at March 9, 2006, was 11,051,118.

Transitional Small Business Disclosure Format:          Yes [ ]        No [X]

                                TABLE OF CONTENTS

                                                                           PAGE



                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements                                               4
Item 2.    Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations                13
Item 3.    Controls and Procedures                                           18

                                     PART II
                                OTHER INFORMATION

Item 6.    Exhibits                                                          19

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                         PAGE
                                                                       -----

Consolidated Balance Sheets                                                4

Consolidated Statements of Operations                                  5 - 6

Consolidated Statements of Cash Flows                                      7

Notes to Consolidated Financial Statements                            8 - 12



NITAR TECH CORP.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      January 31,      July 31,
                                                         2006            2005
                                                      (unaudited)
ASSETS                                                ------------   -----------
CURRENT ASSETS
     Cash and Cash Equivalents                        $      --      $       585
     Accounts Receivable - Net of Allowance for
         Doubtful Accounts                                  9,274          6,710
     Prepaid Expenses                                       3,454          4,875
     Deferred Tax Asset                                      --            3,681
                                                      -----------    -----------
           TOTAL CURRENT ASSETS                            12,728         15,851
      Property and Equipment - Net of
        Accumulated Depreciation                            4,829          5,180
     Software Development Costs - Net of
        Accumulated Amortization                          393,075        421,441
     Deferred Financing Costs                             628,902        590,000
                                                      -----------    -----------

TOTAL ASSETS                                          $ 1,039,534    $ 1,032,472
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank Overdraft                                   $    14,287    $      --
     Accounts Payable and Accrued Liabilities              42,833         28,224
     Deferred Tax Liability                                 5,554           --
                                                      -----------    -----------
           TOTAL CURRENT LIABILITIES                       62,674         28,224
OTHER LIABILITIES
     Deferred Tax Liability                                 2,434         36,880
     Shareholder Advances                                     533            500
                                                      -----------    -----------
           TOTAL LIABILITIES                               65,641         65,604
                                                      -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value;
       50,000,000 shares authorized, 11,051,118
       shares issued and outstanding                       11,051         11,051
     Additional-Paid-In-Capital                           860,336        835,500
     Retained Earnings                                    (22,848)        57,283
     Accumulated Comprehensive Income                     125,354         63,034
                                                      -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY                     973,893        966,868
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,039,534    $ 1,032,472
                                                      ===========    ===========




NITAR TECH CORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------

                                                       THREE MONTHS    THREE MONTHS
                                                          ENDED           ENDED
                                                     JANUARY 31, 2006   JANUARY 31,
                                                                           2005
                                                        (UNAUDITED)     (UNAUDITED)
                                                     ----------------  -------------
NET REVENUES
     Consulting                                        $     39,097    $     22,539
     Software Licensing Fees                                 27,172          21,873
                                                       ------------    ------------
       TOTAL NET REVENUES                                    66,269          44,412
                                                       ------------    ------------

COST OF REVENUES AND OPERATING EXPENSES
     Cost of Revenues                                        41,816          30,610
     Sales and Marketing                                      9,770           5,029
     General and Administrative                              44,290          20,176
     Depreciation and Amortization                           27,931          27,023
                                                       ------------    ------------

     TOTAL COST OF REVENUES AND OPERATING EXPENSES          123,807          82,838
                                                       ------------    ------------

(LOSS) INCOME FROM OPERATIONS                               (57,538)        (38,426)

     Interest expense                                           618           1,712
                                                       ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                           (58,156)        (40,138)

     (Benefit From) Provision for Income Taxes              (14,539)        (10,035)
                                                       ------------    ------------

NET INCOME (LOSS)                                           (43,617)        (30,103)

COMPREHENSIVE INCOME
     Foreign Currency Translation Income (Loss)              24,183          (3,918)
                                                       ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                      $    (19,434)   $    (34,021)
                                                       ============    ============


NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED   $      (0.00)   $      (0.00)
                                                       ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC AND DILUTED                                     11,051,118      10,522,936
                                                       ============    ============



NITAR TECH CORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------


                                                       SIX MONTHS       SIX MONTHS
                                                           ENDED           ENDED
                                                     JANUARY 31, 2006  JANUARY 31, 2005
                                                        (UNAUDITED)      (UNAUDITED)
                                                     ----------------  ----------------
NET REVENUES

  Consulting                                           $    108,670    $     22,352
  Software Licensing Fees                                    40,564          50,222
                                                       ------------    ------------
  TOTAL NET REVENUES                                        149,234          72,574
                                                       ------------    ------------

COST OF REVENUES AND OPERATING EXPENSES
  Cost of Revenues                                           87,850          55,939
  Sales and Marketing                                        35,131           8,212
  General and Administrative                                 76,568          34,720
  Depreciation and Amortization                              55,413          52,528
                                                       ------------    ------------

  TOTAL COST OF REVENUES AND OPERATING EXPENSES             254,962         151,399
                                                       ------------    ------------

(LOSS) INCOME FROM OPERATIONS                              (105,728)        (78,825)

  Interest expense                                            1,112           2,674
                                                       ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                          (106,840)        (81,499)

  (Benefit From) Provision for Income Taxes                 (26,709)        (20,375)
                                                       ------------    ------------

NET INCOME (LOSS)                                           (80,131)        (61,124)

COMPREHENSIVE INCOME
  Foreign Currency Translation Income                        62,320          42,341
                                                       ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                      $    (17,811)   $    (18,783)
                                                       ============    ============

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED   $      (0.01)   $      (0.01)
                                                       ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC AND DILUTED                                      11,051,118      10,522,936
                                                       ============    ============




NITAR TECH CORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------

                                                         SIX MONTHS   SIX MONTHS
                                                           ENDED        ENDED
                                                         JANUARY 31,  JANUARY 31,
                                                            2006         2005
                                                         (UNAUDITED)  (UNAUDITED)
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                      $(80,131)    $(61,124)

   NON-CASH ADJUSTMENTS
      Contributed Services by Shareholders                  24,834       23,439
      Depreciation and Amortization Expense                 55,413       52,528
     Bad Debt Expense                                        5,094       (2,404)

   CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts Receivable                                   (7,162)       1,603
      Prepaid Expenses                                       1,698         --
      Accounts Payable and Accrued Liabilities              12,426        4,505
      Deferred Tax Liability                               (26,709)     (20,375)
                                                          --------     --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                   (14,537)      (1,828)
                                                          --------     --------

NET CASH FROM INVESTING ACTIVITIES                            --           --
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (Repayment on) Bank Indebtedness           13,927         (448)
   Advances from (Repayment to) Shareholders                  --          2,196
                                                          --------     --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    13,927        1,748
                                                          --------     --------

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                              25            5
                                                          --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (585)         (75)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 585           75
                                                          --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   --       $   --
                                                          ========     ========

================================================================================

SUPPLEMENTAL DISCLOSURES

   Interest Paid                                          $  1,112     $  2,674
   Income Taxes Paid                                          --           --
                                                          ========     ========

   NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Contributed Services by Shareholders                  $ 24,834     $ 23,349
                                                          ========     ========

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS



1.       GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of the Company's management, are necessary to present fairly the Company's financial position as of January 31, 2006 and the results of its operations and cash flows for the six months and three months ended January 31, 2006 and 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form SB-2 to the Securities and Exchange Commission for the years ended July 31, 2005 and 2004.

The results of operations and cash flows for the periods ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full years' operations.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.



3.       RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2006 and 2005, principal stockholders of the Company contributed their services and rented office space to the Company. The Company imputed the value of their contributed services and the rental of office space at market rates in the amounts of $12,523 and $12,066, respectively. For the six months ended January 31, 2006 and 2005, the amounts of their contributed services and rented office space to the Company were $24,835 and $23,460, respectively. The contributed services and rental of office space were expensed with general and administrative expenses and an addition to Additional Paid-In Capital.

Advances from Stockholders are advances and payments from principal stockholders of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $6 and $219 for the three months ended January 31, 2006 and 2005, respectively,

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS


has been imputed in the accompanying consolidated financial statements. Advances from Shareholders at January 31, 2006 and July 31, 2005 were $533 and $500, respectively. For the six months ended January 31, 2006 and 2005, respectively, imputed interest expense in the amounts of $12 and $438, has been imputed in the accompanying consolidated financial statements.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principal stockholders of the Company are principal stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the three months ended January 31, 2006 and 2005, respectively, are as follows:

     ---------------------------------------------- -------------- -------------
     Three Months Ended January 31,                       2006           2005
     ---------------------------------------------- -------------- -------------

     Consulting Fees:
              Kanak Consulting                          $ 21,608         $ 5,474
              Next Technology                             16,006          11,951
     ---------------------------------------------- -------------- -------------
     Total Related Party Fees                            $37,614        $ 17,425

     ---------------------------------------------- -------------- -------------

The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the six months ended January 31, 2006 and 2005, respectively, are as follows:

     ----------------------------------------------- -------------- ------------
     Six Months Ended January 31,                          2006          2005
     ----------------------------------------------- -------------- ------------

     Consulting Fees:
              Kanak Consulting                           $ 37,294       $ 15,053
              Next Technology                              36,501         22,393
     ----------------------------------------------- -------------- ------------
                                                          $73,795       $ 37,446
     Total Related Party Fees
     ----------------------------------------------- -------------- ------------



4.       BUSINESS SEGMENTS AND OTHER REVENUE INFORMATION

The Company operated in two principal business segments. The Company's reportable business segments are the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice. In addition, the Company reports certain administrative activities under the corporate segment. The Company evaluates segment performance based on net income (loss). The Company's revenues were from external customers; no transactions between segments were recorded in the amounts shown in the following schedule.


NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS


THREE MONTHS ENDED JANUARY 31, 2006      SOFTWARE                                      TOTAL
                                      LICENSING FEES   CONSULTING       CORPORATE   CONSOLIDATED
------------------------------------------------------------------------------------------------
Revenues                               $    27,172    $    39,097    $      --      $    66,269
Cost of Revenues                            (6,272)       (35,544)          --          (41,816)
Sales and Marketing                         (9,770)          --             --           (9,770)
General and Administrative                  (2,215)          --          (42,075)       (44,290)
Depreciation and Amortization              (27,603)          --             (328)       (27,931)
Interest Expense                              --             --             (618)          (618)

(Benefit From) Provision for
  Income Taxes                              (4,672)           888        (10,755)       (14,539)
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                      $   (14,016)   $     2,665    $   (32,266)   $   (43,617)
===============================================================================================

CAPITAL EXPENDITURES                   $      --      $      --      $      --      $      --
------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $   393,075    $      --      $   646,459    $ 1,039,534
===============================================================================================




THREE MONTHS ENDED JANUARY 31, 2005      SOFTWARE                                      TOTAL
                                      LICENSING FEES   CONSULTING       CORPORATE   CONSOLIDATED
------------------------------------------------------------------------------------------------

Revenues                               $    21,873    $    22,539    $      --      $    44,412
Cost of Revenues                            (4,592)       (26,018)          --          (30,610)
Sales and Marketing                         (5,029)          --             --           (5,029)
General and Administrative                  (1,009)          --          (19,167)       (20,176)
Depreciation and Amortization              (26,594)          --             (429)       (27,023)
Interest Expense                              --             --           (1,712)        (1,712)
(Benefit From) Provision
  for Income Taxes                          (3,838)          (870)        (5,327)       (10,035)
-----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                      $   (11,513)   $    (2,609)   $   (15,981)   $   (30,103)
===============================================================================================

CAPITAL EXPENDITURES                   $      --      $      --      $      --      $      --
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                           $   469,859    $      --      $    24,872    $   494,731
===============================================================================================


Revenues from three customers were $52,497 or 79% of the Company's total revenues for the three months ended January 31, 2006. Revenues from four customers during the three months ended January 31, 2005 were approximately $34,843 or 78%.

All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the three months ended January 31, 2006 were $25,499 and

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

$40,770, respectively. For the three months ended January 31, 2005, revenues from Canada and the United States were $20,933 and $23,479, respectively. Revenues are attributed to countries based on the location of the customers.


SIX MONTHS ENDED JANUARY 31, 2006        SOFTWARE                                      TOTAL
                                      LICENSING FEES   CONSULTING       CORPORATE   CONSOLIDATED
------------------------------------------------------------------------------------------------
Revenues                               $    40,564    $   108,670    $      --      $   149,234
Cost of Revenues                           (13,177)       (74,673)          --          (87,850)
Sales and Marketing                        (35,131)          --             --          (35,131)
General and Administrative                  (3,828)          --          (72,740)       (76,568)
Depreciation and Amortization              (54,738)          --             (675)       (55,413)
Interest Expense                              --             --           (1,112)        (1,112)
(Benefit From) Provision for
  Income Taxes                             (16,577)         8,499        (18,631)       (26,709)
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                      $   (49,733)   $    25,498    $   (55,896)   $   (80,131)
===============================================================================================-

CAPITAL EXPENDITURES                   $      --      $      --      $      --      $      --
------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $   393,075    $      --      $   646,459    $ 1,039,534
===============================================================================================



SIX MONTHS ENDED JANUARY 31, 2005        SOFTWARE                                      TOTAL
                                      LICENSING FEES   CONSULTING       CORPORATE   CONSOLIDATED
-----------------------------------------------------------------------------------------------
Revenues                               $    50,222    $    22,352    $      --      $    72,574
Cost of Revenues                            (8,391)       (47,548)          --          (55,939)
Sales and Marketing                         (8,212)          --             --           (8,212)
General and Administrative                  (1,736)          --          (32,984)       (34,720)
Depreciation and Amortization              (51,663)          --             (865)       (52,528)
Interest Expense                              --             --           (2,674)        (2,674)
(Benefit From) Provision
  for Income Taxes                          (4,945)        (6,299)        (9,131)       (20,375)
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                      $   (14,835)   $   (18,897)   $   (27,392)   $   (61,124)
===============================================================================================

CAPITAL EXPENDITURES                   $      --      $      --      $      --      $      --
------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $   485,584    $      --      $    22,611    $   508,195
===============================================================================================


Revenues from two customers were $118,221 or 79% of the Company's total revenues for the six months ended January 31, 2006. Revenues from seven customers during the six months ended January 31, 2005 were approximately $65,404 or 91%.

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the six months ended January 31, 2006 were $37,723 and $111,511, respectively. For the six months ended January 31, 2005, revenues from Canada and the United States were $47,369 and $25,205, respectively. Revenues are attributed to countries based on the location of the customers.


5.       SUBSEQUENT EVENTS

LEASES - During March 2006, the Company entered into a five-year building lease with an unrelated entity, with monthly rent of $1,815. The lease includes annual increases for each of the remaining four years of the primary lease term of 3%, commencing on the annual renewal date of March 1st. Future minimum lease payments for the five years succeeding January 31, 2006 are as follows:

      2007       2008       2009      2010       2011   THEREAFTER      TOTAL
----------- --------- ---------- --------- ---------- ------------ -----------
   $19,970   $22,475    $23,226   $23,977    $24,728       $2,066    $116,442
----------- --------- ---------- --------- ---------- ------------ -----------

This rental agreement did not contribute to any rental expense for the periods ended January 31, 2006 and 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2006 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2005

REVENUES

During the three months ended January 31, 2006 the Company generated $66,269 in revenue from the sale of consulting and software licensing fees versus $44,412 in revenue from consulting and software licensing fees in the same three month period ended January 31, 2005. From a revenue source perspective, the majority of this revenue was consulting related, $39,097 or 59% of total revenues, while DynamicHub related revenue was $27,172 or 41% of total revenues. In the three months ended January 31, 2005, $22,539 or 51% of revenue was generated from consulting work and DynamicHub revenues were $21,873 or 49% of total revenues. In both current and prior year period there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 3rd Quarter of fiscal 2006.

During the 2nd quarter of fiscal 2006, the revenue increase over the prior year was a direct result of increased focus on generating increased revenues from consulting opportunities. This increase was generated by existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines.

COST OF REVENUES

Cost of revenues for the three month period ended January 31, 2006 was $41,816, which consisted of fees paid to consulting services staff of $37,614. In the period ended January 31, 2005, cost of revenues was $30,610 and consisted of the same cost elements. The principal cost of revenue item in the second quarter of fiscal 2005 consisted of fees paid to consulting services staff of $23,201. The primary drivers for the overall increase in cost of revenues for the three months ended January 31, 2006, versus the three months ended January 31, 2005, were due to increased consulting fees of $14,413 offset partially by decreased internet service provider costs of $1,981, related to one-time set-up charges. The reason for the increase in consulting fees for the three months ended January 31, 2006, was due to the full-time nature of the consultants in the current quarter versus the part-time hire of consultants for the three months ended January 31, 2005. The overall cost of sales for the quarter ended January 31, 2006, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

SALES AND MARKETING

Total sales and marketing expenses for the three months ended January 31, 2006 were $9,770 versus $5,029 in the three months ended January 31, 2005. The major reason for the increase was due to increased travel requirements to South America and the United States in order to meet with clients and promote the product lines.

GENERAL AND ADMINISTRATIVE

In the three months ended January 31, 2006, general and administrative expenses were $44,290 versus $20,176 for the three month period ended January 31, 2005. The main variance is attributed to increased legal and accounting fees. Legal and accounting expenses for the three months ended January 31, 2006 were $11,107, and significantly higher than the $5,033 recorded in the three months ended January 31, 2005. The expenses incurred in the second quarter of fiscal 2006 reflect primarily the increase requirements for SEC registration and other consulting fees incurred for financing initiatives. Also in the three months ended January 31, 2006 there were one-time employee benefits incurred in the amount of $6,375. No such charges were incurred in the three months ended January 31, 2005. A Bad Debt reserve expense of $5,138 was incurred in the three months ended January 31, 2006. No such expense was recorded during the three months ended January 31, 2005.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the three months ended January 31, 2006 versus the three months ended January 31, 2005 increased slightly from $27,023 to $27,931. The three months ended January 31, 2005 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years ended July 31, 2004, 2003, 2002, and 2001. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website.

OTHER INCOME/EXPENSES

In the quarter ended January 31, 2006, the Company expensed $618 in financial interest which was lower than the $1,712 expensed in the quarter ended January 31, 2005 due to the reduced balance of the bank overdraft.

INCOME TAXES

During the three month period ended January 31, 2006, we incurred a benefit from income taxes of $14,359 as compared to the three months ended January 31, 2005 where we also incurred a benefit for income taxes of $10,035. This change of $4,324 was the result of the increase in the operating losses generated during the current year and the difference between amortization methods of software development costs between tax and book.

NET LOSS

The Company recorded a net loss for the three months ended January 31, 2006 of $43,617 versus a net loss of $30,103 for the same period in the previous year.

SIX MONTH PERIOD ENDED JANUARY 31, 2006 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2005

REVENUES

During the six months ended January 31, 2006 the Company generated $149,234 in revenue from the sale of consulting and software licensing fees versus $72,574 in revenue from consulting and software licensing fees in the same six month period ended January 31, 2005. From a revenue source perspective, the vast majority of the revenue in the current year was consulting related, $108,670 or 73% of total revenues, while DynamicHub related revenue was $40,564 or 27% of total revenues. In the six months ended January 31, 2005, $22,352 or 31% of revenue was generated from consulting work and DynamicHub revenues were $50,222 or 69% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 3rd Quarter of fiscal 2006.

During the first six months of fiscal 2006 the revenue increase over the prior year was a direct result of increased focus on generating increased revenues from consulting opportunities. This increase was generated by existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines. Another contributing factor in the increase of consulting fees during the first six months of the current fiscal year has been the addition of a major United States customer. The customer has contributed $108,670 of consulting fees, the major reason for the overall increase in the revenue amount of $86,318 versus the first six months of the prior year.

COST OF REVENUES

Cost of revenues for the six month period ended January 31, 2006 were $87,850, which consisted of fees paid to consulting services staff of $75,493. In the period ended January 31, 2005, cost of revenues was $55,939 and consisted of the same cost elements. The principal cost of revenue item during the six months ended January 31, 2005 consisted of fees paid to consulting services staff of $43,857. The primary driver for the overall increase in cost of revenues for the six months ended January 31, 2006, versus the six months ended January 31, 2005, was due to increased consulting fees of $31,636. The reason for the increase in consulting fees for the six months ended January 31, 2006, was due to the full-time nature of the consultants in the current year versus the part-time hire of consultants for the six months ended January 31, 2005. The overall cost of sales for the six months ended January 31, 2006, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

SALES AND MARKETING

Total sales and marketing expenses for the six months ended January 31, 2006 were $35,131 versus $8,212 in the six months ended January 31, 2005. The major reason for the increase was due to increased travel and accommodation requirements for trips to South America and the United States in order to meet with clients and promote the product lines.

GENERAL AND ADMINISTRATIVE

In the six months ended January 31, 2006, general and administrative expenses were $76,568 versus $34,720 for the six month period ended January 31, 2005. The main variance is attributed to increased legal and accounting fees. Legal and accounting expenses for the six months ended January 31, 2006 were $26,536, significantly higher than the $6,491 recorded in the six months ended January 31, 2005. The expenses incurred in the first six months of fiscal 2006 reflect primarily the increase in filing requirements for SEC registration and other consulting fees incurred for financing initiatives. Also in the six months ended January 31, 2006 there were one-time employee benefits incurred in the amount of $7,333. No such charges were incurred in the six months ended January 31, 2005. A Bad Debt reserve expense of $5,094 was incurred in the six months ended January 31, 2006. Again, no such expense was recorded during the six months ended January 31, 2005. During the first six months of the year, increases in telecommunications expenses and office supplies were higher that the same six month period of the previous year, in the amounts of $3,104 and 2,014, respectively.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the six months ended January 31, 2006 versus the six months ended January 31, 2005 increased slightly from $52,528 to $55,413. The six months ended January 31, 2005 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years ended July 31, 2004, 2003, 2002 and 2001. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website.

OTHER INCOME/EXPENSES

During the six months ended January 31, 2006, the Company expensed $1,112 in financial interest which was lower than the $2,674 expensed during the six months ended January 31, 2005 due to the reduced balance of the bank overdraft.

INCOME TAXES

During the six month period ended January 31, 2006, we incurred a benefit from income taxes of $26,709 as compared to the six months ended January 31, 2005 where we also incurred a benefit for income taxes of $20,375. This change of $6,334 was the result of the increase in the operating losses generated during the current year and the difference between amortization methods of software development costs between tax and book.

NET LOSS

The Company recorded a net loss for the six months ended January 31, 2006 of $80,131 versus a net loss of $61,124 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, the Company's need for cash included satisfying $62,674 of current liabilities, which consisted of accounts payable and accrued liabilities of $42,833, bank indebtedness in the form of a bank overdraft of $14,287, and deferred taxes payable of $5,554. At January 31, 2006, the Company had a working capital deficiency of $49,946. The Company did have available to it additional bank overdraft access of approximately $29,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At January 31, 2006, the Company had a cash overdraft of $14,287. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended January 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS.

(a)   Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                        DESCRIPTION
31.1            Rule 13(a)-14(a)/15(d)-14(a) Certification of
                Chief Executive Officer
31.2            Rule 13(a)-14(a)/15(d)-14(a) Certification of
                Chief Financial Officer
32.1            Section 1350 Certification of Chief Executive Officer
32.2            Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: March 15, 2006                     Nitar Tech Corp.

                                                 By: /s/ Luiz O. Brasil
                                                 -----------------------
                                                     Luiz O. Brasil
                                                     President