Form 10QSB
period 2006-04-30
Nitar Tech Corp.
filed 2006-06-15
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2006

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

                          2283 ARGENTIA SQUARE, UNIT #8
                      MISSISSAUGA, ONTARIO, CANADA, L5N 5Z2
          (Address of principal executive offices, including zip code)

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

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----



                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                    4
Item 2.    Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations                              15
Item 3.    Controls and Procedures                                          19

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                20
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      20
Item 3.    Defaults Upon Senior Securities                                  20
Item 4.    Submission of Matters to a Vote of Security Holders              20
Item 5.    Other Information                                                20
Item 6.    Exhibits and Reports on Form 8-K                                 20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED FINANCIAL STATEMENTS                                 PAGE
                                                                         -----

Condensed Consolidated Balance Sheets                                        4

Condensed Consolidated Statements of Operations                          5 - 7

Condensed Consolidated Statements of Cash Flows                              8

Notes to Condensed Consolidated Financial Statements                    9 - 13



NITAR TECH CORP.  AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   APRIL 30,        JULY 31,
                                                                      2006            2005
                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                      $      --      $       585
     Accounts Receivable - Net of Allowance for Doubtful Accounts         3,911          6,710
     Prepaid Expenses                                                       714          4,875
     Deferred Tax Asset                                                    --            3,681
-----------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                           4,625         15,851


     Property and Equipment - Net of Accumulated Depreciation            37,823          5,180
     Software Development Costs - Net of Accumulated Amortization       374,992        421,441
     Deferred Financing Costs                                           592,274
                                                                                       590,000
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 1,009,714    $ 1,032,472
-----------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank Overdraft                                                 $    39,238    $      --
     Accounts Payable and Accrued Liabilities                            96,988         28,224
     Deferred Tax Liability                                                --             --
-----------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                    136,226         28,224

OTHER LIABILITIES
     Deferred Tax Liability                                                --
                                                                                        36,880
     Shareholder Advances                                                 2,685
                                                                                           500
-----------------------------------------------------------------------------------------------

           TOTAL LIABILITIES                                            138,911         65,604

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value;
       50,000,000 shares authorized, 11,051,118
       shares issued and outstanding                                     11,051         11,051
     Additional-Paid-In-Capital                                         905,322        835,500
     Retained Earnings                                                 (192,973)        57,283
     Accumulated Comprehensive Income                                   147,403         63,034
==============================================================================================
TOTAL STOCKHOLDERS' EQUITY                                              870,803        966,868
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,009,714    $ 1,032,472
-----------------------------------------------------------------------------------------------



NITAR TECH CORP.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------

                                                            THREE        THREE MONTHS
                                                           MONTHS
                                                            ENDED            ENDED
                                                          APRIL 30,     APRIL 30, 2005
                                                            2006
                                                         (UNAUDITED)      (UNAUDITED)
----------------------------------------------------------------------------------------
NET REVENUES
     Consulting                                        $     39,418    $    151,936
     Software Licensing Fees                                    970           9,285
----------------------------------------------------------------------------------------
       TOTAL NET REVENUES                                    40,388         161,221

COST OF REVENUES AND OPERATING EXPENSES
     Cost of Revenues                                        43,303          28,074
     Sales and Marketing                                     38,442           5,571
     General and Administrative                              56,844          25,054
     Depreciation and Amortization                           28,895          25,995
----------------------------------------------------------------------------------------

     TOTAL COST OF REVENUES AND OPERATING EXPENSES          167,484          84,694

(LOSS) INCOME FROM OPERATIONS                              (127,096)         76,527

     Interest expense                                        52,978             907
----------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                          (180,074)         75,620

     (Benefit From) Provision for Income Taxes               (7,961)         18,641
----------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          (172,113)         56,979

COMPREHENSIVE INCOME
     Foreign Currency Translation Income (Loss)             (22,052)        (22,971)
========================================================================================
TOTAL COMPREHENSIVE INCOME (LOSS)                      $   (194,165)   $     34,008
----------------------------------------------------------------------------------------


NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED   $      (0.02)   $       0.01


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC AND DILUTED                                     11,051,118      10,522,936
----------------------------------------------------------------------------------------




NITAR TECH CORP.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------

                                                        NINE MONTHS      NINE MONTHS
                                                           ENDED            ENDED
                                                       APRIL 30, 2006   APRIL 30, 2005
                                                        (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------
NET REVENUES
  Consulting                                           $    148,281    $    173,219
  Software Licensing Fees                                    41,810          63,095
---------------------------------------------------------------------------------------
      TOTAL NET REVENUES                                    190,091         236,314

COST OF REVENUES AND OPERATING EXPENSES
  Cost of Revenues                                          131,141          84,661
  Sales and Marketing                                        73,252          13,898
  General and Administrative                                133,113          60,277
  Depreciation and Amortization                              84,275          79,126
---------------------------------------------------------------------------------------
  TOTAL COST OF REVENUES AND OPERATING EXPENSES             421,781         237,962
---------------------------------------------------------------------------------------
(LOSS) INCOME FROM OPERATIONS                              (231,690)         (1,648)

  Interest expense                                           53,309           3,606
---------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                          (284,999)         (5,254)

  (Benefit From) Provision for Income Taxes                 (34,743)         (1,581)
---------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          (250,256)         (3,673)

COMPREHENSIVE INCOME
  Foreign Currency Translation Income                        84,372          19,370
========================================================================================
TOTAL COMPREHENSIVE INCOME (LOSS)                      $   (165,884)   $     15,697
---------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED   $      (0.02)   $      (0.00)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC AND DILUTED                                      11,051,118      10,522,936
---------------------------------------------------------------------------------------





NITAR TECH CORP.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------

                                                                             NINE            NINE
                                                                            MONTHS          MONTHS
                                                                             ENDED           ENDED
                                                                            APRIL 30,       APRIL 30,
                                                                              2006            2005
                                                                          (UNAUDITED)     (UNAUDITED)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                        $(250,256)   $  (3,673)

   NON-CASH ADJUSTMENTS
      Contributed Services by Shareholders                                     38,263       35,329
      Depreciation and Amortization Expense                                    84,275       79,126
     Financing Expenses                                                        51,454         --
     Bad Debt Expense                                                           5,131         --

   CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts Receivable                                                      (1,846)     (43,789)
      Prepaid Expenses                                                          4,421         --
      Accounts Payable and Accrued Liabilities                                 63,151      (20,120)
      Deferred Tax Liability                                                  (34,743)      (1,581)
------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      (40,150)      45,292

NET CASH FROM INVESTING ACTIVITIES                                               --           --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (Repayment on) Bank Indebtedness                              37,496      (37,952)
   Advances from (Repayment to) Shareholders                                    2,042       (7,422)
------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       39,538      (45,374)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND                                    27            7
CASH EQUIVALENTS
------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (585)         (75)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    585           75
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    --      $    --


SUPPLEMENTAL DISCLOSURES
------------------------------------------------------------------------------------------------------

   Interest Paid                                                            $   1,856    $   2,674
   Income Taxes Paid                                                             --           --

   NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property & Equipment Donated by Shareholders                            $  31,559    $    --
    Contributed Services by Shareholders                                       38,263       35,329

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS


1.       GENERAL

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature which, in the opinion of the Company's management, are necessary to present fairly the Company's financial position as of April 30, 2006 and the results of its operations and cash flows for the nine months and three months ended April 30, 2006 and 2005.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Form SB-2 to the Securities and Exchange Commission for the years ended July 31, 2005 and 2004. The results of operations and cash flows for the periods ended April 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full years' operations.

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



3.       RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2006 and 2005, principal stockholders of the Company contributed their services and rented office space to the Company. The Company imputed the value of their contributed services and the rental of office space at market rates in the amounts of $12,695 and $11,620, respectively. For the nine months ended April 30, 2006 and 2005, the amounts of their contributed services and rented office space to the Company were $38,263 and $35,329, respectively. The contributed services and rental of office space were expensed with general and administrative expenses and an addition to Additional Paid-In Capital. During the third quarter of the fiscal year 2006, principal stockholders of the Company donated property & equipment with a fair market value of $31,559.

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS


The Company engages the consulting services of Kanak Consulting and Next Technology. Principal stockholders of the Company are principal stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the three months ended January 31, 2006 and 2005, respectively, are as follows:

     ------------------------------------------ -------------- ---------------
     Three Months Ended April 30,                       2006            2005
     ------------------------------------------ -------------- ---------------

     Consulting Fees:
              Kanak Consulting                      $ 18,254        $ 10,084
              Next Technology                         19,470          12,623
     ------------------------------------------ -------------- ---------------

     Total Related Party Fees                       $ 37,724        $ 22,707
     ------------------------------------------ -------------- ---------------

The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the nine months ended April 30, 2006 and 2005, respectively, are as follows:

     ------------------------------------------ -------------- ---------------
     Nine Months Ended April 30,                        2006            2005
     ------------------------------------------ -------------- ---------------

     Consulting Fees:
              Kanak Consulting                      $ 55,544        $ 25,661
              Next Technology                         55,944          35,294
     ------------------------------------------ -------------- ---------------

     Total Related Party Fees                       $111,488        $ 60,955
     ------------------------------------------ -------------- ---------------



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

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS



    -----------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED APRIL 30, 2006       SOFTWARE       CONSULTING       CORPORATE          TOTAL
                                          LICENSING FEES                                    CONSOLIDATED
    -----------------------------------------------------------------------------------------------------
    Revenues                              $       970    $    39,418       $      --      $    40,388
    Cost of Revenues                           (6,495)       (36,808)             --          (43,303)
    Sales and Marketing                       (38,442)          --                --          (38,442)
    General and Administrative                 (2,824)          --             (54,020)       (56,844)
    Depreciation and Amortization             (27,982)          --                (913)       (28,895)
    Interest Expense                             --             --             (52,978)       (52,978)

    Benefit From (Provision for)
    Income Taxes                                4,657           (163)            3,467          7,961
    -----------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)                     $   (70,116)   $     2,447       $  (104,444)   $  (172,113)
    -----------------------------------------------------------------------------------------------------

    CAPITAL EXPENDITURES                  $      --      $      --         $      --      $      --
    -----------------------------------------------------------------------------------------------------

    TOTAL ASSETS                          $   374,992    $      --         $   634,722    $ 1,009,714
    -----------------------------------------------------------------------------------------------------



    -----------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED APRIL 30, 2005       SOFTWARE       CONSULTING       CORPORATE          TOTAL
                                          LICENSING FEES                                    CONSOLIDATED
    -----------------------------------------------------------------------------------------------------
    Revenues                              $     9,285    $   151,936       $      --      $   161,221
    Cost of Revenues                           (4,211)       (23,863)             --          (28,074)
    Sales and Marketing                        (5,571)          --                --           (5,571)
    General and Administrative                 (1,253)          --             (23,801)       (25,054)
    Depreciation and Amortization             (25,612)          --                (383)       (25,995)
    Interest Expense                             --             --                (907)          (907)
    Benefit From (Provision
    for) Income Taxes                           6,841        (31,755)            6,273        (18,641)
    -----------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)                     $   (20,521)   $    96,318       $   (18,818)   $    56,979
    -----------------------------------------------------------------------------------------------------

    CAPITAL EXPENDITURES                  $      --      $      --         $      --      $      --
    -----------------------------------------------------------------------------------------------------

    TOTAL ASSETS                          $   435,400    $      --         $    66,433    $   501,833
    -----------------------------------------------------------------------------------------------------


Revenue from one customer was $39,580 or 98% of the Company's total revenues for the three months ended April 30, 2006. Revenues from two customers during the three months ended April 30, 2005 were approximately $151,568 or 94%.

All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the three months ended April 30, 2006 were $0 and $40,388, respectively. For the three months ended April 30, 2005, revenues from Canada and the United States were $5,897 and $155,324, respectively. Revenues are attributed to countries based on the location of the customers.




NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

    -------------------------------------------------------------------------------------------------------
     NINE MONTHS ENDED APRIL 30, 2006        SOFTWARE       CONSULTING       CORPORATE          TOTAL
                                          LICENSING FEES                                    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------
    Revenues                               $    41,810    $   148,281    $      --         $   190,091
    Cost of Revenues                           (19,671)      (111,470)          --            (131,141)
    Sales and Marketing                        (73,252)          --             --             (73,252)
    General and Administrative                  (6,656)          --         (126,457)         (133,113)
    Depreciation and Amortization              (82,696)          --           (1,579)          (84,275)
    Interest Expense                              --             --          (53,309)          (53,309)
    Benefit From (Provision for)
    Income Taxes                                20,896         (5,476)        19,323            34,743
    -------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)                      $  (119,569)   $    31,335    $  (162,022)      $  (250,256)
    -------------------------------------------------------------------------------------------------------

    CAPITAL EXPENDITURES                   $      --      $      --      $      --         $      --
    -------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                           $   374,992    $      --      $   634,722       $ 1,009,714
    -------------------------------------------------------------------------------------------------------



    -------------------------------------------------------------------------------------------------------
     NINE MONTHS ENDED APRIL 30, 2005        SOFTWARE       CONSULTING       CORPORATE          TOTAL
                                          LICENSING FEES                                    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------
    Revenues                               $    63,095    $   173,219    $      --         $   236,314
    Cost of Revenues                           (12,699)       (71,962)          --             (84,661)
    Sales and Marketing                        (13,898)          --             --             (13,898)
    General and Administrative                  (3,014)          --          (57,263)          (60,277)
    Depreciation and Amortization              (77,869)          --           (1,257)          (79,126)
    Interest Expense                              --             --           (3,606)           (3,606)

    Benefit From (Provision
    for) Income Taxes                           13,356        (30,470)        18,695             1,581
    -------------------------------------------------------------------------------------------------------

    NET INCOME (LOSS)                      $   (31,029)   $    70,787    $   (43,431)      $    (3,673)
    -------------------------------------------------------------------------------------------------------

    CAPITAL EXPENDITURES                   $      --      $      --      $      --         $      --
    -------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                           $   435,400    $      --      $    66,433       $   501,833
    -------------------------------------------------------------------------------------------------------


Revenue from one customer was $148,281 or 78% of the Company's total revenues for the nine months ended April 30, 2006. Revenues from two customers during the nine months ended April 30, 2005 were approximately $150,385 or 64%.

NITAR TECH CORP.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS


All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the nine months ended April 30, 2006 were $36,614 and $153,477, respectively. For the nine months ended April 30, 2005, revenues from Canada and the United States were $76,926 and $159,388, respectively. Revenues are attributed to countries based on the location of the customers.


5.       LEASE OBLIGATIONS
During March 2006, the Company entered into a five-year building lease with an unrelated entity, with monthly rent of $1,815. The lease includes annual increases for each of the remaining four years of the primary lease term of 3%, commencing on the annual renewal date of June 1st. Future minimum lease payments for the five years succeeding April 30, 2006 are as follows:


            2007           2008            2009           2010            2011     THEREAFTER          TOTAL
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         $20,517        $23,090         $23,862        $24,634         $25,406         $2,122       $119,631
----------------- -------------- --------------- -------------- --------------- -------------- --------------


This rental agreement did not contribute to any rental expense for the periods ended April 30, 2006 and 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2006 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2005 REVENUES

During the three months ended April 30, 2006 the Company generated $40,388 in revenue from the sale of consulting and software licensing fees versus $161,221 in revenue from consulting and software licensing fees in the same three month period ended April 30, 2005. From a revenue source perspective, the majority of this revenue was consulting related, $39,418 or 98% of total revenues, while DynamicHub related revenue was $970 or 2% of total revenues. In the three months ended April 30, 2005, $151,936 or 94% of revenue was generated from consulting work and DynamicHub revenues were $9,285 or 6% of total revenues. In both current and prior year period there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 4th Quarter of fiscal 2006.

During the 3rd quarter of fiscal 2006, the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was directly related to one US based customer that contributed $100,816 in the three month period ended April 30, 2005. No revenue was generated with the same customer during the three months ended April 30, 2006, which is the main reason for the revenue discrepancy. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines.

COST OF REVENUES

Cost of revenues for the three month period ended April 30, 2006 was $43,303, which consisted primarily of fees paid to consulting services staff of $37,724. In the period ended April 30, 2005, cost of revenues was $28,074 and consisted of the same cost elements. The principal cost of revenue item in the second quarter of fiscal 2005 consisted of fees paid to consulting services staff of $23,019. The primary drivers for the overall increase in cost of revenues for the three months ended April 30, 2006, versus the three months ended April 30, 2005, were due to increased consulting fees of $14,705 offset partially by decreased internet service provider costs of $633, related to one-time set-up charges. The reason for the increase in consulting fees for the three months ended April 30, 2006, was due to the full-time nature of the consultants in the current quarter versus the part-time hire of consultants for the three months ended April 30, 2005. The overall cost of sales for the quarter ended April 30, 2006, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

SALES AND MARKETING

Total sales and marketing expenses for the three months ended April 30, 2006 were $38,442 versus $5,571 in the three months ended April 30, 2005. The major reason for the increase was due to the startup of advertising and promotional costs related to the choozmail product line increased travel requirements to South America and the United States in order to meet with clients and promote the product lines.

GENERAL AND ADMINISTRATIVE

In the three months ended April 30, 2006, general and administrative expenses were $56,844 versus $25,054 for the three month period ended April 30, 2005. The main variance is attributed to increased legal and accounting fees. Legal and accounting expenses for the three months ended April 30, 2006 were $36,678, and significantly higher than the $11,250 recorded in the three months ended April 30, 2005. The expenses incurred in the third quarter of fiscal 2006 reflect primarily the increase requirements for SEC registration and other consulting fees incurred for financing initiatives.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the three months ended April 30, 2006 versus the three months ended April 30, 2005 increased from $25,995 to $28,895. The three months ended April 30, 2005 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years ended July 31, 2004, 2003, 2002, and 2001. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website.

OTHER INCOME/EXPENSES

In the quarter ended January 31, 2006, the Company expensed $52,978 in interest expense which was higher than the $907 expensed in the quarter ended April 30, 2005. In the three months ended April 30, 2006, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $52,231 in the current quarter accounting for the material variance versus the three month period ended April 30, 2005.

INCOME TAXES
During the three month period ended April 30, 2006, we incurred a benefit from income taxes of $7,961 as compared to the three months ended April 30, 2005 where we incurred an expense for income taxes of $18,614. This change of $26,602 was the result of the increase in the operating losses generated during the current year versus the taxable income generated for the three months ended April 30, 2005. The difference between amortization methods of software development costs between tax and book also contributed to the variance.

NET LOSS

The Company recorded a net loss for the three months ended April 30, 2006 of $172,114 versus a net income of $56,979 for the same period in the previous year.

NINE MONTH PERIOD ENDED APRIL 30, 2006 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2005 REVENUES

During the nine months ended April 30, 2006 the Company generated $190, 091 in revenue from the sale of consulting and software licensing fees versus $236,314 in revenue from consulting and software licensing fees in the same nine month period ended April 30, 2005. From a revenue source perspective, the vast majority of the revenue in the current year was consulting related, $148,281 or 78% of total revenues, while DynamicHub related revenue was $41,810 or 22% of total revenues. In the nine months ended April 30, 2005, $173,219 or 73% of revenue was generated from consulting work and DynamicHub revenues were $63,095 or 27% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 4th Quarter of fiscal 2006.

During the first nine months of fiscal 2006 the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was not impacted by a reduction in existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines. Another contributing factor in the decrease of consulting fees during the first nine months of the current fiscal year has been the lack of revenue from a major United States customer. The customer has contributed $98,967 of consulting fees, the major reason for the overall decrease in the revenue amount of $46,223 versus the first nine months of the prior year.

COST OF REVENUES

Cost of revenues for the nine month period ended April 30, 2006 were $131,141, which consisted of fees paid to consulting services staff of $113,198. In the period ended April 30, 2005, cost of revenues was $84,661 and consisted of the same cost elements. The principal cost of revenue item during the nine months ended April 30, 2005 consisted of fees paid to consulting services staff of $67,398. The primary driver for the overall increase in cost of revenues for the nine months ended April 30, 2006, versus the nine months ended April 30, 2005, was due to increased consulting fees of $113,198. The reason for the increase in consulting fees for the nine months ended April 30, 2006, was due to the full-time nature of the consultants in the current year versus the part-time hire of consultants for the nine months ended April 30, 2005. The overall cost of sales for the nine months ended April 30, 2006, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

SALES AND MARKETING

Total sales and marketing expenses for the nine months ended April 30, 2006 were $73,252 versus $13,898 in the nine months ended April 30, 2005. The major reason for the increase was due to commencement of advertising and marketing initiatives for the choozmail product line, which included a booth at a trade show in Mississauga, Ontario, and increased travel and accommodation requirements for trips to South America and the United States in order to meet with clients and promote the product lines.

GENERAL AND ADMINISTRATIVE

In the nine months ended April 30, 2006, general and administrative expenses were $133,113 versus $60,277 for the nine month period ended April 30, 2005. The main variance is attributed to increased legal and accounting fees. Legal and accounting expenses for the nine months ended April 30, 2006 were $58,091, significantly higher than the $15,581 recorded in the nine months ended April 30, 2005. The expenses incurred in the first nine months of fiscal 2006 reflect primarily the increase in filing requirements for SEC registration and other consulting fees incurred for financing initiatives. Also in the nine months ended April 30, 2006 there were one-time employee benefits incurred in the amount of $7,333. No such charges were incurred in the nine months ended April 30, 2005. A Bad Debt reserve expense of $5,131 was incurred in the nine months ended January 31, 2006. Again, no such expense was recorded during the nine months ended April 30, 2005. During the first nine months of the year, increases in telecommunications expenses and office supplies were higher that the same nine month period of the previous year, in the amounts of $4,596 and $4,051, respectively.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the nine months ended April 30, 2006 versus the nine months ended April 30, 2005 increased from $79,126 to $84,275. The nine months ended April 30, 2005 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years ended July 31, 2004, 2003, 2002 and 2001. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website.

OTHER INCOME/EXPENSES

During the nine months ended April 30, 2006, the Company expensed $53,309 in interest expense which was higher than the $3,606 expensed during the nine months ended April 30, 2005. In the nine months ended April 30, 2006, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $52,231 which accounts for the material variance versus the nine month period ended April 30, 2005.

INCOME TAXES

During the nine month period ended April 30, 2006, we incurred a benefit from income taxes of $34,743 as compared to the nine months ended April 30, 2005 where we also incurred a benefit for income taxes of $1,581. This change of $33,162 was the result of the increase in the operating losses generated during the current year and the difference between amortization methods of software development costs between tax and book.

NET LOSS

The Company recorded a net loss for the nine months ended April 30, 2006 of $250,256 versus a net loss of $3,673 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006, the Company's need for cash included satisfying $136,226 of current liabilities, which consisted of accounts payable and accrued liabilities of $96,988 and bank indebtedness in the form of a bank overdraft of $39,238. At April 30, 2006, the Company had a working capital deficiency of $131,601. The Company did have available to it additional bank overdraft access of approximately $2,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At April 30, 2006, the Company had a cash overdraft of $39,238. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

ITEM 3. CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended April 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

     (b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

(b)  Reports on Form 8-K

     On March 7, 2006, the Company filed a current report on Form 8-K dated March 6, 2006 reporting that the Company had terminated the Letter of Intent dated December 22, 2004 to acquire Connect Education Systems, Inc.


     On February 14, 2006, the Company filed a current report on Form 8-K dated February 13, 2006 reporting that the Company had finalized an Agreement with AAA Wiscousin. As a partner with AAA's "Show Your Card & Save" program, CHOOZMAIL is being offered to all AAA Wisconsin members with a view to provide AAA members the ability to participate on the internet with a secure communications solution that focuses on the family and children's safety and security.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: May 25, 2006                         Nitar Tech Corp.

                                                   By: /s/ Luiz O. Brasil
                                                   -----------------------------
                                                          Luiz O. Brasil
                                                          President