Form 10KSB/A
period 2006-09-30
Nitar Tech Corp.
filed 2006-11-16
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                        fiscal year ended July 31, 2006.

             TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 For the transition period from
                       August 1st 2005 to July 31st 2006.


                                NITAR TECH. CORP.
                 (Name of small business issuer in its charter)


     Delaware                     7372                          98-0476582
-------------------      ---------------------            ---------------------
(State or other        (Primary Standard Industrial         (I.R.S. Employer
 jurisdiction of        Classification Code Number)      Identification Number)
  incorporation or
   organization)


                               LUIZ OCTAVIO BRASIL
                                    PRESIDENT
                                NITAR TECH. CORP

               3950 WORTHVIEW PLACE, MISSISSAUGA ON L5N6S7, CANADA
                  TEL: 905 824 5306 EXT. 201 FAX: 866 585 1408
           (Address and telephone number principal place of business)

              Securities registered under Section 12(b) of the Act:

                               Title of each class
                                       N/A

              Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes - No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes - No (X)

STATE ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR: Total revenue for the twelve month period ended July 31, 2006 was $235,288. This compares to the twelve month period ending July 31, 2005 of $285,812. Revenue from licensing fees was down in the current fiscal year by $22,522 to $45,509 from $68,031 for the previous fiscal year ended July 31, 2005. Revenue from consulting fees was down $28,002 to 189,779 for the twelve month period ended July 31, 2006 as compared to the previous fiscal year total of $217,781.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): Unchanged past 60 plus days at Bid Price $0.14 Ask Price $0.23.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes - No (X) (N/A)

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,051,118 shares of common stock as of July 31, 2006.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes X   No_





                      THIS PORTION INTENTIONALLY LEFT BLANK

IINDEX


ITEM 1          DESCRIPTION OF BUSINESS                                      4

ITEM 2          COMPETITION                                                  4

ITEM 3          CONSULTING LINE OF BUSINESS                                  5

ITEM 4          CHOOZMAIL                                                    5

ITEM 5          EMPLOYEES                                                    5

ITEM 6          DESCRIPTION OF PROPERTY                                      5

ITEM 7          LEGAL PROCEEDINGS                                            5

ITEM.8          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          5

ITEM 9          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS     5

ITEM 10         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    5

ITEM 11         GENERAL                                                      6

ITEM 12         RESEARCH AND DEVELOPMENT                                     6

ITEM 13         SUMMARY CONSOLIDATED FINANCIAL INFORMATION                   7

ITEM 14         REVENUES                                                     7

ITEM 15         COST OF REVENUES                                             8

ITEM 16         SALES AND MARKETING                                          8

ITEM 17         GENERAL AND ADMINISTRATIVE                                   8

ITEM 18         DEPRECIATION AND AMORTIZATION                                8

ITEM 19         OTHER INCOME/EXPENSES                                        8

ITEM 20         INCOME TAXES                                                 8

ITEM 21         NET LOSS                                                     9

ITEM 22         LIQUIDITY AND CAPITAL RESOURCES                              9

ITEM 23         NEED FOR ADDITIONAL FINANCING                                9

ITEM 24         CRITICAL ACCOUNTING POLICIES                                10

ITEM 25         USE OF ESTIMATE                                             10

ITEM 26         SOFTWARE DEVELOPMENT COSTS                                  10

ITEM 27         REVENUE RECOGNITION                                         11

ITEM 28         FOREIGN CURRENCY TRANSLATION                                11

ITEM 29         RECENT ACCOUNTING PROUNCEMENTS                              12

ITEM 30         CONTROLS AND PROCEDURES                                     13

ITEM 31         AUDITED FINANCIAL STATEMENTS                                15

ITEM 32.        SIGNITURES                                                  30

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty because no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements but are not the only indication that a statement is a forward-looking statement. Such to our present and future operations and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Many factors, including those discussed above, may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly forward-looking statements include statements concerning our plans and objectives with respect release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 1.  DESCRIPTION OF BUSINESS

Nitar Tech. Corp. is a Delaware corporation organized January 12, 2004.

From 1995 to the end of December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated Labtech Systems as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000 Luiz and Gustavo Brasil jointly transferred their Technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. By December of 2003 Labtech had two (2) lines of business operational; System Consulting (Customized Software Design, Development) and an Internet Based Administration Product - DynamicHub, a web administration suite of products to assist businesses with the management of their Internet application (e-commerce/web site) solutions. Since 2001, Labtech has designed, developed, tested, and implemented choozmail. Currently over 30,000 of the original nonpaying subscribers that did beta testing choozmail are still on line...

On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech's issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts. Currently Nitar's sources of revenue are "System Consulting" (customized software design) and "DynamicHub" a web administration suite of products.

On December 22nd of 2004 NITAR signed a Letter of Intent to acquire Connect Education Systems Inc. Connect Education Systems Inc. owns the software EducationOnTime. This software was developed in Brasil where it is distributed exclusively by Cenecte Educacao of Sao Paulo Brazil with more the 300,000 subscriber. Effective March 6, 2006, Issuer terminated the said Letter of Intent to acquire Connect Education Systems, Inc. Pursuant to the applicable provisions of the said LOI, all content of the Education On Time educational software had to be translated from Portuguese to English before the closing of the LOI. NITAR came to the conclusion that the translation cannot be accomplished at the time that would satisfy the LOI. NITAR did not incur any cost related to the termination of the LOI.

ITEM 2.  COMPETITION

Software Development (Consulting) Product Development (choozmail)

ITEM 3. CONSULTING LINE OF BUSINESS.

There are many competitors for our consulting line of business, from individual software developers to large multi-nationals corporations. Further, companies may decide to develop and maintain their systems using their own staff (in-house system development). To compete with these companies we rely on referral from existing and past clients

ITEM 4.  CHOOZMAIL

Our studies have not found any substantial email provider with the same rules-based parental control features that choozmail has (WWW.NITARTECH.COM/PAID email comparison-3.htm). We will maintain a competitive edge with mass marketing campaigns mainly through Television Commercial and News Papers.

ITEM 5.  EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 6. DESCRIPTION OF PROPERTY.

The Company does not own any property.

ITEM 7. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 8. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended July 31, 2006.

ITEM 9.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's securities are currently trading on the Other OTC market under the ticker NCHP.BB. However, there is not an active market for our shares. Such securities are currently held of record by a total of approximately 1350 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 10. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This 10-KSB Filing contains forward-looking statements about Nitar Tech. Corp.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Nitar Tech. Corp's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the

Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The information presented here should be read in conjunction with Nitar Tech. Corp's financial statements and related notes for the fiscal year ended July 31, 2006.
..
ITEM 11.  GENERAL

From 1995 to the end December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000, Luiz and Gustavo Brasil jointly transferred their technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. By December of 2003, Labtech had two (2) lines of business operational; System Consulting (Customized Software Design, Development) and an Internet Based Administration Product - DynamicHub, a web administration suite of products to assist businesses with the management of their Internet application (e-commerce/web site) solutions. Since 2001, Labtech has designed, developed, tested and implemented choozmail. On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech's issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts.

choozmail is fully developed, implemented and tested. In April 2005, Nitar retained the services of Marketing Solutions Ltd. of Toronto, NITAR's Agency of Record (AOR), to produce and air an Infomercial (DRTV - Direct Response Television Commercial). This infomercial will address the dangers that email and chat communications pose to children of all ages and will clearly demonstrate that today, parents can do little to control or alleviate these risks. For more information on children safety please visit the web site WWW.SAFEKIDS.COM/CHILD SAFETY.HTM.

The primary infomercial will be 28 minutes and 30 seconds in duration also other shorter versions will be made available and aired nationally on an ongoing basis. Further, to support this brand-building campaign, we anticipate other media to be utilized to maximize choozmail exposure. This may include, but not be limited to, radio, out-of-home (outdoor), magazine and Internet advertising. In July 2005, we entered into a standby equity distribution agreement with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $35,000,000 over a 24-month period. As of this date Nitar has not exercised these rights or sold any shares towards this agreement. In July of 2007 this agreement will terminate.

ITEM 12.  RESEARCH AND DEVELOPMENT

The Company does not foresee the need for any research and development expense in the next three to five years of a major rewrite of the choozmail core program platforms. The focus will continue to be on providing the service offerings with continuous features and minor upgrades to maintain a competitive advantage for the Company and keep current and potential competitors one step behind the industry standard which will be held by the Company. The strategy will be for the Company to invest no less than 2% of its gross revenues over the next three to five years to provide new features, continuous refinements and additional modules to its current core programs. The Company views such investment in product maintenance as strategically important. This investment in maintenance is scheduled to commence as early as mid-year fiscal 2006, no later than the start of fiscal 2007. This investment in maintenance will be treated as period expenses and reflected in the Statement of Operations as cost of revenues, as opposed to capitalized costs to be amortized on the Balance Sheet as the investment is viewed by the Company as maintenance rather than as major software revisions or program platform rebuilds. Again, the timing of investment in maintenance is dependent upon the investor financing providing the capital to do so. However, currently, the Company's two core developers have been providing minor feature upgrades over the last eighteen months to provide state-of-the-art service offerings as soon as funding has been secured. Our focus will be in launching choozmail to the market and achieving a substantial number of paying subscribers. If our marketing strategy for choozmail does not bring a substantial number of subscribers and yearly renewals Nitar will have difficulties in becoming profitable even continue viable.

ITEM 13.  SUMMARY CONSOLIDATED FINANCIAL INFORMATION

Year ended July 31, 2006 vs. the year ended July 31, 2005.



    STATEMENTS OF OPERATIONS DATA
    FOR THE YEAR ENDING JULY 31,                                2006             2005
    ------------------------------                          ----------       ----------
    Total Revenue                                              235,288          285,812
    Total Cost of Revenues and  Operating Expenses             648,511          422,785
    Net (Loss) Income                                         (380,928)        (105,790)
    Net (Loss) Income Per Share                             $    (0.03)       $   (0.01)

    BALANCE SHEETS DATA
    -------------------
    JULY 31,                                                    2006              2005
    --------                                                    ----              ----
    Current Assets                                               9,168            15,851
    Working Capital                                          (127,826)          (12,373)
    Total Assets                                               890,330         1,032,472
    Current Liabilities                                        136,994            28,224
    Total Liabilities                                          136,994            65,604
    Total Stockholders' Equity                                 753,336           966,868
    Total Liabilities and Stockholders' Equity                 890,330         1,032,472

ITEM 14.  REVENUES

Our revenues for the year ended July 31, 2006 decreased 17.68% from $285,812 at July 31, 2005 to $235,288. The decrease was due to the decrease in demand of consulting services provided by the Company to customers. The decrease of consulting fees in the current year was $28,002, down to $189,779, versus consulting revenue of $217,781 for the year ended July 31, 2005. The major reason for the decrease in consulting revenue was due to the focus on increasing the sales for choozmail(C), which resulted in a reduction of opportunities to maintain or increase consulting revenue as compared to the previous fiscal year. The decrease in consulting revenues follows a decrease in software licensing fees revenue of $22,522 from $68,031 at July 31, 2005 to $45,509. The decrease in software licensing fees revenue was due to our emphasis changing from marketing DynamicHub to choozmail exclusively.

For the twelve month period ended July 31, 2006, the revenue decrease over the prior year of 17.68% was a direct result of corporate focus on in growing the choozmail(C) brand and anticipated licensing revenue that this concerted effort was to generate. This increase in marketing and sales focus was generated by existing manpower capacity. The Company believes that refocus on consulting revenue opportunities will result in growth from systems consulting and can be achieved before additional manpower will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow in order to continue operations until such time as the Company can successfully complete investment financing which will allow it to execute the full marketing and promotion necessary to materially grow the choozmail(C) product line.


ITEM 15.  COST OF REVENUES

Our cost of revenues for the year ended July 31, 2006 was $156,720 compared to $138,570 for the year ended July 31, 2005. The increase of $18,150 of cost of revenues was the direct result of the increase in consulting costs incurred in generating revenue over the previous year. The primary cost represents almost entirely consulting fees paid out for the related revenue generated for the relative fiscal periods.

ITEM 16. SALES AND MARKETING

Sales and Marketing expenses increased $40,338 from $34,426 for the year ended July 31, 2005 to $74,764 for the year ended July 31, 2006. This increase was because of the increased costs in advertising & promotion to promote choozmail(C), attendance at trade shows, and creating printed literature and sponsorships to promote the choozmail(C) brand.

ITEM  17.  GENERAL AND ADMINISTRATIVE

Our general and administrative expenses for the year ended July 31, 2006 vs. the year ended July 31, 2005 increased 18.31%, or $26,422, from $144,318 to $170,740 due to the increase of professional fees, specifically increases in accounting, auditing and legal fees.

ITEM 18.  DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the year ended July 31, 2006 vs. year ended July 31, 2005 increased from $105,471 to $246,287 driven entirely by the commencement of amortization in the current year of deferred financing costs that had been capitalized prior to July 31, 2005. Amortization was deemed to commence given that fact that the requirement for additional external financing commenced at the start of the current fiscal year. The amortization of deferred financing costs that were expensed in the current year was $130,128. The amortized software development costs expenses in the current year were $111,541 as compared to $103,847 expensed for the year ended July 31, 2005, with this entire variance driven by fluctuations in comparable exchange rates year-over-year.

ITEM 19.  OTHER INCOME/EXPENSES

Our interest expense decreased 30.07% from $4,077 to $2,851 for the years ending July 31, 2006 and 2005, respectively. This decrease was due to increase in the company's working capital and a decrease in the prime lending rate, which in turn reduced the cost of borrowing significantly from prior year.

ITEM 20.  INCOME TAXES

During the year ended July 31, 2006, we incurred a benefit from income taxes of $35,146 which compares favourably to the year ended July 31, 2005 where we also incurred a benefit from income taxes of $35,260. This small change of $114 was the result of operating losses generated during the current year and the difference between amortization methods of software development costs and deferred financing costs between tax and book.

ITEM 21.  NET LOSS

Accordingly, for the year ended July 31, 2006, we incurred a net loss of $380,928 vs. a net loss of $105,790 for the year ended July 31, 2005. The majority of the increase in net loss was driven by deferred financing costs that had been capitalized in the previous prior fiscal year and are now being amortized for the current fiscal period.

ITEM 22.  LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006, the Company had current assets and liabilities totaling $9,168 and $136,994, respectively, this resulted in a working capital deficit of $127,826. Currently, its significant shareholders are financing the Company's operations. The Company has incurred a net loss during the current fiscal year of $380,928 but does not anticipate this to continue into future fiscal years. The major focus in the

Fiscal 2006 year and until investment financing has been secured will be a concerted effort by the Company's two core developers to more intensely solicit systems consulting opportunities from both, mining new opportunities from existing clients, to soliciting net new customers. This will increase cash in-flows while maintaining expenditures at historical levels as no new employee(s) will be required - the increased capacity to support these increased sales initiatives in place with the existing manpower. As well, discretionary spending will be curtailed primarily in travel and entertainment, and cancelled new computer equipment rentals, which will assist in conserving cash to support the in-going entity status of the Company. None of the reduction in expenditures is expected to negatively affect the Company and its current and forecasted revenue streams as the capacity is currently in place with existing manpower and computer infrastructure, respectively.

In order to become profitable, we will still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, the offering may not raise enough for the required amount of funding. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.

ITEM 23.  NEED FOR ADDITIONAL FINANCING

The Company does not have sufficient capital to meet its short-term and long-term cash needs in terms of its ability to execute the formal business plan it has created for the next three to five years. Our plans in this regard are to seek loans, debt, or equity financings to cover both short-term and long-term cash needs to continue operations and expansion. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $5,000,000, primarily for launching the infomercial segment of a focused and targeted sales and marketing campaign to enhance the subscription sales of choozmail to the general public, and general and administrative and operating expenses. This capital will be provided by Cornell Partners L.P., and these funds will be sufficient to satisfy all of the capital requirements of the Company for a time period no greater than the next twelve months from date of receipt. There is no assurance that such additional funds will be available to the Company on acceptable terms, if at all. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have not generated any revenue and we require additional funds to satisfy our future operations. We believe that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, in the absence of additional capital investment, the Company will be unable to fully market and promote its service offerings. The Company will be able to provide whatever marketing initiatives it will be able to organically finance primarily through its systems consulting efforts. The Company is placing greater emphasis on its two core software developers to solicit additional systems consulting opportunities to increase revenues and provide internal cash flow to maintain its operations as depicted in its previous two fiscal years and its on- going concern status. The primary focus is to preserve current cash in-flows by curtailing any and all discretionary expenditures, primarily travel and eliminating and incremental new computer equipment, in a concerted effort to maximize all existing computer hosting capacity and bandwidth. Our ability to achieve these objectives cannot be determined at this time. If we are unsuccessful in our endeavors, we may be forced to cease operations, to develop another line of business, to finance our operations through the sale of any assets we have, or to enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, financial resources, or plans to enter any other business as of this date.

From the aspect of whether we can continue toward the business goal of acquisition and development of enhanced products, we may use all of our available capital without generating a profit.

The effects of inflation have not had a material impact on our operations, nor is it expected to in the immediate future.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 24.  CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management.

ITEM 25.  USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

ITEM 26  SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility of the product is established. Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using
(i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues. The Company capitalized $0 of software development costs for both the years ending July 31, 2006 and 2005, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for both the years ended July 31, 2006 and 2005, respectively.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the years ending July 31, 2006 and 2005, respectively.

ITEM 27.  REVENUE RECOGNITION

Substantially all of the Company's revenues are derived from two primary sources: licensing of software and providing professional services. The Company sells its software products DynamicHub and Choozmail through non-cancelable licensing agreements. The software licensing agreements and the Company's professional services have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under SAB No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In addition, the Company has applied the provisions of the Emerging Task Force ("EITF") No. 00-03, "Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware," to the Company's software licensing agreements.

The Company's Choozmail licensing agreements with customers only includes a software license. Choozmail license agreements are sold on twelve-month licensing agreements, the service period starts once the payment is processed. Revenue on the twelve-month licensing agreements is recognized ratably over the twelve-month service period. As of July 31, 2006, no Choozmail licensing agreements have been entered into.

Professional services revenue consists of fees charged for product set-up and training and consulting services. Product set-up and training fees are included in the license agreements and are recognized into professional service revenue in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. Product set-up and training fees occur during initial purchase of the license agreement and the product set-up and training services occur within a couple of days of the beginning of the service period of the license agreement. Consulting services revenue is recognized on a percentage of completion bases, generally representing time spent relative to total estimated time. The consulting service engagements the Company enters into are generally completed within one month. Provisions for estimated losses on contracts, if any, are recorded when identifiable. As of July 31, 2006 and 2005, no provisions for estimated losses or work-in-process have been recorded.

ITEM 28.  FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the local currency where the Company operates. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements. Foreign currency translation adjustments resulted in income of $70,511 and $28,880 for the years ending July 31, 2006 and 2005, respectively. Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $954 and ($853) in the years ending July 31, 2006 and 2005, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

ITEM 29.  RECENT ACCOUNTING PROUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 was effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

ITEM 30.  CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal year end that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



ITEM 31.  AUDITED FINANCIAL STATEMENTS






                      THIS PORTION INTENTIONALLY LEFT BLANK

FINANCIAL STATEMENTS OF

NITAR TECH CORP. AND SUBSIDIARY

JULY 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
Nitar Tech Corp. and Subsidiary
3950 Worthview Place Unit 2
Mississaugua, Ontario, Canada L5N 657


         We have audited the accompanying consolidated balance sheets of Nitar Tech Corp. and Subsidiary as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  October 26, 2006



                        NITAR TECH CORP. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               31-JUL-06    31-Jul-05
                                                               ---------    ---------
                                     ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                  $      100    $      585
  Accounts Receivable -
    Net of Allowance for Doubtful Accounts                        8,555         6,710
  Prepaid Expenses                                                  513         4,875
  Deferred Tax Asset                                               --           3,681
                                                             ----------    ----------
TOTAL CURRENT ASSETS                                         $    9,168    $   15,851
  Property and Equipment -
    Net of Accumulated Depreciation                              35,240         5,180
  Software Development Costs -
    Net of Accumulated Amortization                             340,826       421,441
  Deferred Financing Costs                                      505,096       590,000
                                                             ----------    ----------
TOTAL ASSETS                                                 $  890,330    $1,032,472
                                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                             $   41,197    $     --
  Accounts Payable & Accrued Liabilities                         95,797        28,224
                                                             ----------    ----------
TOTAL CURRENT LIABILITIES                                    $  136,994    $   28,224
OTHER LIABILITIES
  Deferred Tax Liability                                     $     --      $   36,880
  Shareholder Advances                                             --             500
                                                             ----------    ----------
TOTAL LIABILITIES                                            $  136,994    $   65,604

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value
    50,000,000 shares authorized -
    11,051,118 shares issued and outstanding                 $   11,051    $   11,051
  Additional Paid In Capital                                    932,385       835,500
  Accumulated Earnings (Deficit)                               (323,645)       57,283
  Accumulated Comprehensive Income                              133,545        63,034
                                                             ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                   $  753,336    $  966,868
                                                             ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  890,330    $1,032,472
                                                             ==========    ==========


                        NITAR TECH CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE TWELVE MONTHS ENDED JULY 31, 2006
                                                                                             Accumulated
                                                                  Additional                Comprehensive    Total
                                          Number        Common     Paid In     Retained        Income     Stockholders'
                                        of Shares       Stock      Capital     Earnings      (Restated)     Equity
                                        ---------       -----      -------     --------      ----------     ------

BALANCE - JULY 31, 2004 (RESTATED)     10,522,936   $   10,523   $  144,518   $  163,073    $   34,154   $  352,268

Common Stock Issued in Exchange for
Services Rendered                         260,000          260       38,740         --            --         39,000

Common Stock Issued in Exchange of
Deferred Financing Costs                  268,182          268      589,732         --            --        590,000

Contributed Services by Shareholders         --           --         62,510         --            --         62,510

Net Loss                                     --           --           --       (105,790)         --       (105,790)

Foreign Currency Translation Income          --           --           --           --          28,880       28,880
                                       ----------   ----------   ----------   ----------    ----------   ----------

BALANCE - JULY 31, 2005                11,051,118   $   11,051   $  835,500   $   57,283    $   63,034   $  966,868
                                       ==========   ==========   ==========   ==========    ==========   ==========

Contributed Assets by Stockholders           --           --         33,379         --            --         33,379

Contributed Services by Stockholders         --           --         63,506         --            --         63,506

Net Loss                                     --           --           --       (380,928)         --       (380,928)

Foreign Currency Translation Income          --           --           --           --          70,511       70,511
                                       ----------   ----------   ----------   ----------    ----------   ----------

BALANCE - JULY 31, 2006                11,051,118   $   11,051   $  932,385   $ (323,645)   $  133,545   $  753,336
                                       ==========   ==========   ==========   ==========    ==========   ==========


                        NITAR TECH CORP. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                    TWELVE MONTHS ENDED JULY 31,
                                                        2006             2005
                                                   ------------    ------------
NET REVENUES:
  Consulting                                       $    189,779    $    217,781
  Software Licensing Fees                                45,509          68,031
                                                   ------------    ------------
  TOTAL NET REVENUES                               $    235,288    $    285,812

COST OF REVENUES AND OPERATING EXPENSES:
  Cost of Revenues                                 $    156,720    $    138,570
  Sales and Marketing                                    74,764          34,426
  General and Administrative                            170,740         144,318
  Depreciation and Amortization                         246,287         105,471
                                                   ------------    ------------

  TOTAL COST OF REVENUES AND OPERATING EXPENSES    $    648,511    $    422,785
                                                   ------------    ------------

OPERATING (LOSS) INCOME FROM OPERATIONS            $   (413,223)   $   (136,973)

  Interest Expenses                                       2,851           4,077
                                                   ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                  $   (416,074)   $   (141,050)

  (Benefit From) Provision for Income Taxes             (35,146)        (35,260)
                                                   ------------    ------------
NET (LOSS) INCOME                                  $   (380,928)   $   (105,790)
                                                   ============    ============

COMPREHENSIVE INCOME
  Foreign Currency Translation Income                    70,511          28,880
                                                   ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                  $   (310,417)   $    (76,910)
                                                   ============    ============

Net (Loss) Income Per Share -
  Basic and Diluted                                $      (0.03)   $      (0.01)
                                                   ============    ============

Weighted Average Shares Outstanding -
  Basic and Diluted                                  11,051,118      10,633,464
                                                   ============    ============



                        NITAR TECH CORP. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    TWELVE MONTHS ENDED JULY 31,
                                                           2006           2005
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                     $(380,928)    $(105,790)
  NON-CASH ADJUSTMENTS
    Common Stock Issued in Connection
      with Reorganization                                    --          39,000
    Contributed Services by Shareholders                   63,506        62,510
    Depreciation and Amortization Expense                 246,287       105,471
    Bad Debt Expense                                        1,946         4,957
  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts Receivable                                    (3,791)        6,504
    Prepaid Expenses                                        4,362        (4,805)
    Deferred Tax Asset                                      3,681          --
    Accounts Payable & Accrued Liabilities                 67,573        (2,527)
    Deferred Tax Liability                                (36,880)      (35,259)
                                                        ---------     ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                $ (34,244)    $  70,061
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                   $    --       $    --
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Advances                                           335,591       285,171
  Bank Repayments                                        (294,394)     (323,540)
  Repayment to Stockholders                                  (500)      (29,746)
                                                        ---------     ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                $  40,697     $ (68,115)
                                                        ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                (6,938)       (1,436)
                                                        ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 $    (485)    $     510

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                585            75
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $     100     $     585
                                                        =========     =========

================================================================================

SUPPLEMENTAL DISCLOSURES
  Interest Paid                                         $   2,851     $   2,674
  Income Taxes Paid                                          --            --
                                                        =========     =========
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Contributed Services by Stockholders                  $  63,506     $  62,510
  Contributed Assets by Stockholders                       33,379          --
  Common Stock Issued in Exchange for
      Services Rendered                                      --          39,000
  Common Stock Issues in Exchange of
      Deferred Financing Costs                               --         590,000
                                                        =========     =========

1. INCORPORATION

   Nitar Tech. Corp., ("The Company") was formed on January 12, 2004, under the laws of the State of Delaware. On July 24, 2004, the Company acquired all of the outstanding shares of Labtech Systems Inc., (an Ontario Canada Corporation) in a reverse merger in exchange for approximately 67% of the outstanding stock of the Company. The Company had no operating activities prior to the reverse merger. Accordingly, Labtech Systems Inc. is considered the accounting acquirer under a reverse merger. The reverse merger transaction has been accounted for as a recapitalization of Labtech Systems Inc. Accordingly, the historical operations of Labtech Systems Inc. are presented in the accompanying financial statements as the historical operations of the Company for all periods presented. The shareholders of Labtech Systems Inc. received 7,030,000 of common shares of Nitar Tech. Corp. in connection with the reverse merger. These shares are considered as if they were issued prior to July 31, 2003.

   The Company's operations include the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice. The Company maintains its offices in Mississauga, Ontario, Canada.

2. SIGNIFICANT ACCOUNTING POLICIES

   a. PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Nitar Tech Corp. and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

   b. USE OF ESTIMATES
      The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

   c. CASH AND CASH EQUIVALENTS
      Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

   d. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
      Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at July 31, 2006 and 2005, respectively. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

   e. PROPERTY, EQUIPMENT, AND DEPRECIATION
      Property and Equipment are presented at original cost, less accumulated depreciation. Depreciation is computed using the straight-line method or the declining balance method at the following annual rates for the following applicable asset classes:

            o  Computer Hardware          -       30% declining balance
            o  Furniture and Equipment    -       20% declining balance
            o  Leasehold Improvements     -       straight-line over three years

      The cost of significant improvements to property and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related depreciation are eliminated from the accounts and any resulting gain or loss is recognized.

   f. SOFTWARE DEVELOPMENT COSTS
      The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility of the product is established. Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues. The Company did not capitalize any software development costs for the years ending July 31, 2006 and 2005, respectively.

      SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the years ended July 31, 2006 and 2005.

      The Company currently has available for general release to customers two products. The first product developed by the Company was DyanmicHub, which was fully developed in 1998 and fully amortized by December 31, 2003. All of the Company's licensing fee revenue was from the selling of licenses for DyanmicHub. The second product developed by the Company was Choozemail, which was fully developed on August 1, 2004 and available for general release to customers on their website. However, the Company has not actively pursued selling the product and is waiting on the commercial rollout of the product pending additional financing. As of July 31, 2006, the Company has not sold any licenses for Choozemail.

      The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the years ending July 31, 2006 and 2005, respectively.

   g. DEFERRED FINANCING COSTS
      The Company amortizes deferred financing costs over the effective period of the financing. The Company began amortizing the costs during the year ended July 31, 2006.

   h. INCOME TAXES
      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

   i. REVENUE RECOGNITION
      Substantially all of the Company's revenues are derived from two primary sources: licensing of software and providing professional services. The Company's software is sold through licensing agreements that are on a month-to-month basis. The software licensing agreements have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." In addition, the Company has applied the provisions of the Emerging Task Force ("EITF") No. 00-03, "Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware," to the Company's software licensing agreements. The Company's licensing agreements with customers generally include a software license, which includes use of software and hosting services and professional services, as described below. The fees related to these multiple-element arrangements are allocated to the individual elements in accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. Professional services revenue consists of fees charged for product set-up and training and consulting services, which are determinable based upon vendor specific evidence of fair value. Professional service revenue is recognized as the professional services are delivered provided all other revenue recognition requirements are met.

   j. ADVERTISING COSTS
      The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended July 31, 2006 and 2005 were $32,477 and $17,938, respectively.

   k. FINANCIAL INSTRUMENTS
      The Company's financial instruments consist of cash, accounts receivable, and accounts payable. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

   l. FOREIGN CURRENCY TRANSLATION
      The functional currency of the Company is the local currency where the Company operates. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

      Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements. Foreign currency translation adjustments resulted in income of $74,407 and $28,880 for the years ending July 31, 2006 and 2005, respectively. Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $723 and ($2,246) in the years ending July 31, 2006 and 2005, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

   m. EARNINGS PER SHARE
      Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share." Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the years ending July 31, 2006 and 2005.

   n. RECLASSIFICATIONS
      Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

   n. RECENT ACCOUNTING PRONOUNCEMENTS

      o In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.


      o In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 was effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

      o In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will have a material effect on the Company's results of operations, cash flows, or financial condition.

      o In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

      o In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

      o In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

     ------------------------------------------ ------------ -------------
     July 31,                                         2006          2005
     ------------------------------------------ ------------ -------------

     Computer Hardware                             $25,747       $22,662
     Leasehold Improvements                          4,197             -
     Furniture & Equipment                          34,293         5,871
     ------------------------------------------ ------------ -------------
                                                   $64,237       $28,533
     Less:  Accumulated Depreciation                28,997        23,353
     ------------------------------------------ ------------ -------------

     Net Property and Equipment                   $ 35,240       $ 5,180
     ------------------------------------------ ------------ -------------

Depreciation expense for the years ended July 31, 2006 and 2005 was $4,618 and $1,621, respectively.

4. SOFTWARE DEVELOPMENT COSTS

Software development costs incurred during the years ended July 31, 2006 and 2005 were as follows:

     ---------------------------------------- -------------- ----------------
     July 31,                                       2006             2005

     ---------------------------------------- -------------- ----------------

     Gross Software Development Costs            $ 569,673        $ 526,801
     Less: Accumulated Amortization                228,847          105,360
     ---------------------------------------- -------------- ----------------

     Net Software Development Costs              $ 340,826        $ 421,441
     ---------------------------------------- -------------- ----------------

The Company recorded amortization of capitalized software development costs of $124,997 and $103,850 for the years ended July 31, 2006 and 2005, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:

 ------------------------ ----------- --------- --------- --------- -----------
 Year Ending: July 31,       2007        2008      2009      2010      2011
 ------------------------ ----------- --------- --------- --------- -----------

                           $113,609    $113,609  $113,608    $ --      $ --
 ------------------------ ----------- --------- --------- --------- -----------


5. DEFERRED FINANCING COSTS

No additional deferred financing costs were incurred during the year ended July 31, 2006.

     ----------------------------------- ------------------ -------------------
     July 31,                                        2006                2005

     ----------------------------------- ------------------ -------------------

     Deferred Financing Costs                   $ 638,015           $ 590,000
     Less: Accumulated Amortization               132,919                  --
     ----------------------------------- ------------------ -------------------

     Net Deferred Financing Costs               $ 505,096           $ 590,000
     ----------------------------------- ------------------ -------------------

The Company recorded amortization of capitalized software development costs of $132,919 and $0 for the years ended July 31, 2006 and 2005, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:

 ---------------------- ---------- ----------- ----------- -------- -----------
 Year Ending: July 31,      2007        2008        2009     2010        2011
 ---------------------- ---------- ----------- ----------- -------- -----------

                        $168,366    $168,366    $168,365   $  --       $  --
 ---------------------- ---------- ----------- ----------- -------- -----------

6. BANK OVERDRAFT

In connection with the Company's checking account, the Company has a bank overdraft protection loan available up to approximately $42,414 at July 31, 2006. The bank overdraft balance was $41,197 and $0 at July 31, 2006 and 2005, respectively. The interest rate on the bank overdraft protection loan is the Canadian prime rate plus 0.25%, which was 6.25% and 4.50% at July 31, 2006 and 2005, respectively. Interest expense for the years ended July 31, 2006 and 2005 was $1,968 and $3,430, respectively. The bank overdraft protection loan is personally guaranteed by two principal shareholders of the Company.

7. RELATED PARTY TRANSACTIONS

During the years ended July 31, 2006 and 2005, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $59,110 and $62,510, respectively. The contributed services were recorded as an expense in general and administrative expenses and an addition to Additional-Paid-In-Capital. In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $18,248 and $14,497 during the years ended July 31, 2006 and 2005.

Advances from Stockholders' are advances and payments from principal stockholders of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $883 and $647 at July 31, 2006 and 2005, respectively, has been imputed in the accompanying consolidated financial statements. Advances from Shareholders' at July 31, 2006 and 2005 were $0 and $500, respectively.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the years ending July 31, 2006 and 2005, respectively, are as follows:

     ------------------------------------ ------------------ ------------------
     July 31,                                         2006               2005
     ------------------------------------ ------------------ ------------------

     Consulting Fees:
              Kanak Consulting                    $ 66,294           $ 42,980
              Next Technology                       66,132             52,802
     ------------------------------------ ------------------ ------------------
                                                  $132,426           $ 95,782
     Total Related Party Fees
     ------------------------------------ ------------------ ------------------

8. INCOME TAXES

The consolidated provision for income taxes for the years ending July 31, 2006 and 2005, respectively, consists of the following:

     ------------------------------------- ------------------ ------------------
     Year Ended: July 31,                              2006               2005
     ------------------------------------- ------------------ ------------------

     Current Tax Expense
              United States Tax Expense             $    --             $   --
              Canadian Tax Expense                       --                 --
     ------------------------------------- ------------------ ------------------

     Deferred Tax Benefit
              United States Tax Expense            $     --             $   --
              Canadian Tax Benefit                 (35,146)           (35,260)
     ------------------------------------- ------------------ ------------------

     Income Tax Benefit                           $(35,146)         $ (35,260)
     ------------------------------------- ------------------ ------------------

The provision for income taxes differs from that computed by applying the Canadian federal statutory rates to income before income tax expense, as indicated in the following analysis:

 ------------------------------------------------ -------------- --------------
 Year Ended: July 31,                                   2006           2005
 ------------------------------------------------ -------------- --------------

 Canadian Statutory Income Taxes at
          36% and 37%, respectively                  $(35,146)      $(45,494)
 Application of the Canadian Small
          Business Deduction Credit                        --         10,234
 ------------------------------------------------ -------------- --------------
                                                     $(35,146)     $ (35,260)
 Income Tax Benefit
 ------------------------------------------------ -------------- --------------

 A cumulative net deferred tax asset is
    included on the balance sheet. The
    components of the deferred tax asset
    at July 31, 2006 and 2005,
    respectively, are as follows:

 ------------------------------------------------ -------------- --------------
 Year Ended: July 31,                                     2006           2005
 ------------------------------------------------ -------------- --------------

 Current Deferred Tax Assets Consisted of:
          Net Operating Loss - Carryforwards         $ 147,847       $ 15,974
          Deferred Tax Valuation Allowance             147,847             --
 ------------------------------------------------ -------------- --------------

 Total Current Deferred Tax Assets                     $    --       $ 15,974

 Current Deferred Tax Liabilities Consisted of:
            Difference in Amortization Methods of
               Software Development Costs                   --       (12,293)
 ------------------------------------------------ -------------- --------------
                                                       $    --         $3,681
 Net Current Deferred Tax Asset
 ------------------------------------------------ -------------- --------------

The noncurrent component of deferred income tax liability recognized in the balance sheets represents the difference in amortization methods of software development costs. Deferred liability income tax was $0 and $36,880 at July 31, 2006 and 2005, respectively.

The Company has $147,847 of net operating loss carryforwards available as of July 31, 2006. The carryforwards expire in varying amounts in 2009 through 2016.

9. STANDBY EQUITY DISTRIBUTION AGREEMENT

In July 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P., through its general partner, Yorkville Advisors, LLC, to purchase up to $35,000,000 of its common stock over a two-year period. These funds can be drawn at the Company's discretion based upon funding requirements, subject to an effective registration of the Company's shares with the SEC. The SEDA establishes what is sometimes termed an "equity line of credit" or an "equity draw-down facility." The $35,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $500,000 and is limited to $2,000,000 per month. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 98% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, and a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

The Company is not obligated to draw down on the SEDA facility, but subsequent to the registration of the Company's common stock to be issued under the SEDA, and upon the satisfaction by the Company of normal conditions for this type of transaction, the Company has the right to require Cornell Capital Partners, L.P. to purchase its common shares under the SEDA, subject to the beneficial ownership limitations described elsewhere in this note. The registration statement for the shares issuable under the SEDA remains pending with the SEC. The Company cannot predict when, if ever, such registration statement will be declared effective.

In connection with the EDA, the Company issued to Cornell Capital Partners, L.P. 268,182 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay Cornell Capital Partners, L.P. an amount equal to 5% of each purchase of its common stock made by Cornell Capital Partners, L.P. under the SEDA. This additional fee has the effect of a lower purchase price paid by Cornell Capital Partners, L.P. for the Company's stock. The Company also paid Yorkville Advisors Management, LLC, the investment manager for Cornell Capital Partners, L.P., for legal expenses a fee of $15,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500 to Yorkville Advisors Management, LLC. Upon completion of the SEDA agreement, the Company issued to Cornell Capital Partners, L.P. shares of the Company's common stock in an amount equal to $590,000 divided by the closing bid price of the Company's common stock as quoted by Bloomberg, L.P. five days immediately following notice date. The Company valued the common shares issued to Cornell Capital Partners, L.P. at the fair market value on the dates of grant, or $2.19 per share. The commitment fee was deemed a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. As of this date the Company's registration was not yet declared effective and the Company did not begin amortizing the commitment fee.

During the term of the SEDA, the Company's officers and directors have agreed not to sell any of their shares of the Company's common stock, except to the extent permitted under Rule 144. The number of shares of the Company's common stock issuable to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement is subject to a 9.9% cap on the beneficial ownership that Cornell Capital Partners, L.P. and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).

During the two years in which the Company can access the SEDA, without Cornell Capital Partners, L.P.'s consent, the Company cannot:

1. Issue or sell shares of its common or preferred stock, or any warrant option or right to acquire shares of its common stock, without consideration or for a per share consideration less than the bid price for our shares on the date of issuance, or

2. File a registration statement on Form S-8 except to register up to 20,000,000 shares of its common stock to be issued under a stock incentive plan to our non-executive employees, provided that such shares are not issued without consideration or for a consideration less than the closing bid price of its common stock on the day of issuance, and that the registration statement is not filed prior to 90 days after May 31, 2005.

10. BUSINESS SEGMENTS AND OTHER REVENUE INFORMATION

The Company operated in two principal business segments. The Company's reportable business segments are the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice. In addition, the Company reports certain administrative activities under the corporate segment. The accounting policies of the reportable business segments are the same as those described in
Note 2: Significant Accounting Policies. The Company evaluates segment performance based on net income (loss). The Company's revenues were from external customers; no transactions between segments were recorded in the amounts shown in the following schedule.


FOR YEAR ENDING JULY 31, 2006      SOFTWARE
                                  LICENSING                                      TOTAL
                                     FEES        CONSULTING     CORPORATE      CONSOLIDATED
-------------------------------------------------------------------------------------------
 Revenues                        $    45,509    $   189,779    $      --      $   235,288
 Cost of Revenues                    (20,488)      (136,232)          --         (156,720)
 Sales and Marketing                 (74,764)          --             --          (74,764)
 General and Administrative           (1,946)          --         (168,794)      (170,740)
 Depreciation and Amortization      (241,669)          --           (4,618)      (246,287)
 Interest Expense                       --             --           (2,851)        (2,851)

 (Benefit  From) Provision
  for Income Taxes                    15,270         (2,149)        22,025         35,146
-------------------------------------------------------------------------------------------

 NET INCOME (LOSS)               $  (278,088)   $    51,398    $  (154,238)   $  (380,928)
===========================================================================================

 CAPITAL EXPENDITURES            $      --      $      --      $      --      $      --
-------------------------------------------------------------------------------------------

 TOTAL ASSETS                    $   349,894    $      --      $   540,336    $   890,330
===========================================================================================


FOR YEAR ENDING JULY 31, 2005       SOFTWARE
                                    LICENSING                                    TOTAL
                                      FEES       CONSULTING      CORPORATE     CONSOLIDATED
-------------------------------------------------------------------------------------------
Revenues                         $    68,031    $   217,781    $      --      $   285,812
 Cost of Revenues                    (20,885)      (117,685)          --         (138,570)
 Sales and Marketing                 (34,426)          --             --          (34,426)
 General and Administrative           (4,957)          --         (139,361)      (144,318)
 Depreciation and Amortization      (103,850)          --           (1,621)      (105,471)
 Interest Expense                       --             --           (4,077)        (4,077)
 (Benefit From) Provision
   for Income Taxes                   24,021        (25,025)        36,264         35,260
-------------------------------------------------------------------------------------------
 NET INCOME (LOSS)               $   (72,066)   $    75,071    $  (108,795)   $  (105,790)
===========================================================================================

 CAPITAL EXPENDITURES            $      --      $      --      $      --      $      --
-------------------------------------------------------------------------------------------

 TOTAL ASSETS                    $   433,026    $      --      $   599,446    $ 1,032,472
===========================================================================================





Revenues from two customers were $197,193 or 89% of the Company's total revenues for the year ending July 31, 2006. Revenues from two customers during the year ending July 31, 2005 were approximately $207,976 or 73%. All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the year ending July 31, 2006 were $53,061 and $182,227, respectively. For the year ending July 31, 2005, revenues from Canada and the United States were $66,528 and $219,284, respectively. Revenues are attributed to countries based on the location of the customers. All long-lived assets of the Company are located within Canada.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NITAR TECH CORP.
                               By: /s/ LUIZ AUGUSTO BRASIL
                               Luiz Augusto Brasil, Chief Executive Officer
                               Dated: November 12, 2006

                               NITAR TECH CORP.
                               By: /s/ Luiz O. Brasil
                               Luiz O. Brasil, President and Director
                               Dated: November 12, 2006


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:



                               /s/
                               Luiz Augusto Brasil
                               Chief Executive Officer
                               Dated: November 12, 2006

                               /s/
                               Luiz O. Brasil
                               President and Director
                               Dated: November 12, 2006

                               /s/
                               Gustavo Brasil
                               Secretary, Treasurer,
                               Principal Financial Officer, Principal
                               Accounting Officer and Director
                               Dated: November 12, 2006