Form 10QSB
period 2006-10-31
Nitar Tech Corp.
filed 2006-12-28
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2006

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

                           2283 ARGENTIA ROAD, UNIT #8
                      MISSISSAUGA, ONTARIO, CANADA, L5N 5Z2
          (Address of principal executive offices, including zip code)

                            (905) 824-5306 [EXT. 201]
              (Registrant's telephone number, including area code)

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

The number of shares of the Registrant's common stock issued and outstanding at December 5, 2006, was 11,051,118.

Transitional Small Business Disclosure Format:                Yes [ ]     No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                      4
Item 2.    Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations                                          17
Item 3.    Controls and Procedures                                            20

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                  21
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 3.    Defaults Upon Senior Securities                                    21
Item 4.    Submission of Matters to a Vote of Security Holders                21
Item 5.    Other Information                                                  21
Item 6.    Exhibits and Reports on Form 8-K                                   21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS                                    PAGE
                                                                            ----

Condensed Consolidated Balance Sheets                                          4

Condensed Consolidated Statements of Operations                                5

Condensed Consolidated Statements of Cash Flows                                6

Notes to Condensed Consolidated Financial Statements                      7 - 16

                         NITAR TECH CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           31-OCT-06         31-Jul-06
                                                                          -----------       -----------
                                                                          [UNAUDITED]
                                               ASSETS
CURRENT ASSETS
      Cash and Cash Equivalents                                           $        89       $       100
      Accounts Receivable - Net of Allowance for Doubtful Accounts              3,771             8,555
      Prepaid Expenses                                                            323               513
      Deferred Tax Asset                                                           --                --
                                                                          -----------       -----------
TOTAL CURRENT ASSETS                                                      $     4,183       $     9,168
      Property and Equipment - Net of Accumulated Depreciation                 33,536            35,240
      Software Development Costs - Net of Accumulated Amortization            314,427           340,826
      Deferred Financing Costs                                                429,327           505,096
                                                                          -----------       -----------
TOTAL ASSETS                                                              $   781,473       $   890,330
                                                                          ===========       ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank Overdraft                                                      $    37,081       $    41,197
      Accounts Payable & Accrued Liabilities                                  100,307            95,797
                                                                          -----------       -----------
TOTAL CURRENT LIABILITIES                                                 $   137,388       $   136,994

OTHER LIABILITIES
      Deferred Tax Liability                                              $        --       $        --
      Shareholder Advances                                                         --                --
                                                                          -----------       -----------
TOTAL LIABILITIES                                                         $   137,388       $   136,994

SHAREHOLDERS' EQUITY
      Common Stock, $0.001 par value 50,000,000 shares authorized
            - 11,051,118 shares issued and outstanding                    $    11,051       $    11,051
      Additional Paid In Capital                                              995,206           927,989
      Accumulated Earnings (Deficit)                                         (488,920)         (323,645)
      Accumulated Comprehensive Income                                        126,748           137,941
                                                                          -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                $   644,085       $   753,336
                                                                          -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   781,473       $   890,330
                                                                          ===========       ===========

                         NITAR TECH CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                              THREE MONTHS ENDED OCTOBER 31,
                                                                 2006               2005
                                                             ------------       ------------
                                                              [UNAUDITED]
NET REVENUES:
      Consulting                                             $     34,641       $     69,934
      Software Licensing Fees                                       6,835             13,629
                                                             ------------       ------------
TOTAL NET REVENUES                                           $     41,476       $     83,563

COST OF REVENUES AND OPERATING EXPENSES:
      Cost of Revenues                                       $     47,619       $     46,550
      Sales and Marketing                                          11,142             25,454
      General and Administrative                                   34,900             32,665
      Depreciation and Amortization                                31,617             27,729
                                                             ------------       ------------
TOTAL COST OF REVENUES AND OPERATING EXPENSES                $    125,278       $    132,398
                                                             ------------       ------------
OPERATING (LOSS) INCOME FROM OPERATIONS                      $    (83,802)      $    (48,835)
      Interest Expenses                                            81,473                507
                                                             ------------       ------------
(LOSS) INCOME BEFORE INCOME TAXES                            $   (165,275)      $    (49,342)

      (Benefit From) Provision for Income Taxes                        --            (12,298)
                                                             ------------       ------------
NET (LOSS) INCOME                                            $   (165,275)      $    (37,044)
                                                             ============       ============
COMPREHENSIVE INCOME
      Foreign Currency Translation Income                         (11,193)           101,961
                                                             ------------       ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                            $   (176,468)      $     64,917
                                                             ============       ============
Net (Loss) Income Per Share - Basic and Diluted              $      (0.02)      $       0.01
                                                             ============       ============
Weighted Average Shares Outstanding - Basic and Diluted        11,051,118         11,051,118
                                                             ============       ============

                         NITAR TECH CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                           31-OCT-06         31-Jul-06
                                                          -----------       -----------
                                                          [UNAUDITED]
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                   $  (165,275)      $  (380,928)
      NON-CASH ADJUSTMENTS
            Contributed Services by Shareholders               67,217            59,110
            Depreciation and Amortization Expense             112,094           246,287
            Bad Debt Expense                                       --             1,946
      CHANGES IN OPERATING ASSETS AND LIABILITIES
            Accounts Receivable                                 4,784            (3,791)
            Prepaid Expenses                                      190             4,362
            Deferred Tax Asset                                     --             3,681
            Accounts Payable & Accrued Liabilities              4,510            67,573
            Deferred Tax Liability                                 --           (36,880)
                                                          -----------       -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  $    23,520       $   (38,640)
                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                     $        --       $        --
                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net Advance (Repayment) from Bank Indebtedness           (4,116)           41,197
      Advances from Shareholders                                   --              (500)
                                                          -----------       -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  $    (4,116)      $    40,697
                                                          -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON
      CASH AND CASH EQUIVALENTS                               (19,415)           (2,542)
                                                          -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   $       (11)      $      (485)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    100               585
                                                          -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $        89       $       100
                                                          ===========       ===========
SUPPLEMENTAL DISCLOSURES
      Interest Paid                                       $       995       $       507
      Income Taxes Paid                                            --                --
                                                          ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Contributed Services by Stockholders                $    67,217       $    59,110
      Contributed Assets by Stockholders                  $        --       $    33,379
                                                          ===========       ===========

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

      E.    PROPERTY, EQUIPMENT, AND DEPRECIATION

            Property and Equipment are presented at original cost, less accumulated depreciation. Depreciation is computed using the declining balance at the following annual rates for the following applicable asset classes:

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

      F.    SOFTWARE DEVELOPMENT COSTS

            The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility of the product is established. Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or
            (ii) the ratio of current revenues to total projected product revenues. The Company did not capitalize any software development costs for the quarters ending October 31, 2006 and 2005, respectively.

            SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the quarters ended October 31, 2006 and 2005.

            The Company currently has available for general release to customers two products. The first product developed by the Company was DyanmicHub, which was fully developed in 1998 and fully amortized by December 31, 2003. All of the Company's licensing fee revenue was from the selling of licenses for DyanmicHub. The second product developed by the Company was Choozemail, which was fully developed on August 1, 2004 and available for general release to customers on their website. However, the Company has not actively pursued selling the product and is waiting on the commercial rollout of the product pending additional financing. As of October 31, 2006, the Company has not sold any licenses for Choozemail.

            The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the quarters ending October 31, 2006 and 2005, respectively.

      G.    DEFERRED FINANCING COSTS

            The Company amortizes deferred financing costs over the effective period of the financing. As of this September 30, 2005 the Company's effective period of financing has not started and the Company did not begin amortizing these capitalized fees.

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

      J.    ADVERTISING COSTS

            The Company expenses advertising costs as they are incurred. Advertising expenses for the quarters ended October 31, 2006 and 2005 were $11,142 and $25,454, respectively.

      K.    FINANCIAL INSTRUMENTS

            The Company's financial instruments consist of cash, accounts receivable, and accounts payable. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

      L.    FOREIGN CURRENCY TRANSLATION

            The functional currency of the Company is the local currency where the Company operates. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

            Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements. Foreign currency translation adjustments resulted in income of $23,865 and $101,961 for the quarters ending October 31, 2006 and 2005, respectively. Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $13 and $11 in the quarters ending October 31, 2006 and 2005, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

      M.    EARNINGS PER SHARE

            Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share." Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the quarters ending October 31, 2006 and 2005.

      N.    RECLASSIFICATIONS

            Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

      O.    RECENT ACCOUNTING PRONOUNCEMENTS

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

3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

      ==========================================================================
      October 31,                                             2006         2005
      --------------------------------------------------------------------------
      Computer Hardware                                   $ 25,985     $ 22,036
      Leasehold Improvements                                 4,237           --
      Furniture & Fixtures                                  34,015        5,708
      --------------------------------------------------------------------------
                                                          $ 64,237     $ 27,744
      Less: Accumulated Depreciation                        30,701       23,035
      --------------------------------------------------------------------------
      Net Property and Equipment                          $ 33,536     $  4,709
      ==========================================================================

      Depreciation expense for the quarters ended October 31, 2006 and 2005 was $2,875 and $349, respectively.

4.    SOFTWARE DEVELOPMENT COSTS

      Software development costs incurred during the quarters ended October 31, 2006 and 2005 were as follows:

      ==========================================================================
      October 31,                                             2006         2005
      --------------------------------------------------------------------------
      Gross Software Development Costs                    $575,008     $512,235
      Less: Accumulated Amortization                       260,581      128,059
      --------------------------------------------------------------------------
      Net Software Development Costs                      $314.427     $384,176
      ==========================================================================

      The Company recorded amortization of capitalized software development costs of $112,095 and $27,729 for the quarters ended October 31, 2006 and 2005, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:

      ==========================================================================
      Year Ending: July 31,      2007       2008      2009      2010      2011
      --------------------------------------------------------------------------
                             $104,809   $104,809   $104809   $    --   $    --
      ==========================================================================

5.    DEFERRED FINANCING COSTS

      No additional deferred financing costs were incurred during the quarter ended October 31, 2006.

      ==========================================================================
      Year Ending: July 31,                                   2006         2005
      --------------------------------------------------------------------------
      Deferred Financing Costs                            $643,990     $573,687
      Less: Accumulated Amortization                       162,629           --
      --------------------------------------------------------------------------
      Net Deferred Financing Costs                        $481,361     $573,687
      ==========================================================================

      The Company recorded amortization of capitalized software development costs of $90,255 and $0 for the quarters ended October 31, 2006 and 2005, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:

      ==========================================================================
      Year Ending: July 31,      2007       2008      2009      2010      2011
      --------------------------------------------------------------------------
                             $321,995   $159,366   $    --   $    --   $    --

6.    BANK OVERDRAFT

      In connection with the Company's checking account, the Company has a bank overdraft protection loan available up to approximately $42,414 at October 31, 2006. The bank overdraft balance was $37,081 and $6,626 at October 31, 2006 and 2005, respectively. The interest rate on the bank overdraft protection loan is the Canadian prime rate plus 0.25%, which was 6.25% and 4.50% at October 31, 2006 and 2005, respectively. Interest expense for the quarters ended October 31, 2006 and 2005 was $994 and $507, respectively. The bank overdraft protection loan is personally guaranteed by two principal shareholders of the Company.

7.    RELATED PARTY TRANSACTIONS

      During the quarters ended October 31, 2006 and 2005, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $9,028 and $8,600, respectively. The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital. In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $0 and $4,016 during the years ended October 31, 2006 and 2005.

      Advances from Stockholders' are advances and payments from principal stockholders of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $0 and $145 at October 31, 2006 and 2005, respectively, has been imputed in the accompanying consolidated financial statements. Advances from Shareholders' at October 31, 2006 and 2005 were $0 and $500, respectively.

      The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the quarters ending October 31, 2006 and 2005, respectively, are as follows:

      ==========================================================================
      October 31,                                             2006         2005
      --------------------------------------------------------------------------
      Consulting Fees:
            Kanak Consulting                              $            $ 16,671
                                                                         20,062
            Next Technology                               $ 20,062       21,672
      --------------------------------------------------------------------------
      Total Related Party Fees                            $ 40,125     $ 38,343
      ==========================================================================

8.    INCOME TAXES

      The consolidated provision for income taxes for the quarters ending October 31, 2006 and 2005, respectively, consists of the following:

      ==========================================================================
      Quarter Ended: October 31,                              2006         2005
      --------------------------------------------------------------------------
      Current Tax Expense
            United States Tax Expense                     $     --     $     --
            Canadian Tax Expense                                --           --
      --------------------------------------------------------------------------
      Deferred Tax Benefit
            United States Tax Expense                     $     --     $     --
            Canadian Tax Benefit                                --      (12,298)
      --------------------------------------------------------------------------
      Income Tax Benefit                                  $     --     $(12,298)
      ==========================================================================

      The provision for income taxes differs from that computed by applying the Canadian federal statutory rates to income before income tax expense, as indicated in the following analysis:

      ==========================================================================
      Quarter Ended: October 31,                              2006         2005
      --------------------------------------------------------------------------
      Canadian Statutory Income Taxes at
            36% and 37%, respectively                            $     $(12,298)
      Application of the Canadian Small
            Business Deduction Credit                           --           --
      --------------------------------------------------------------------------
      Income Tax Benefit                                  $     --     $(12,298)
      ==========================================================================

      A cumulative net deferred tax liability is included on the balance sheet. The components of the deferred tax liability at October 31, 2006 and 2005, respectively, are as follows:

      ==========================================================================
      Quarter Ended: October 31,                              2006         2005
      --------------------------------------------------------------------------
      Current Deferred Tax Assets Consisted of:
            Net Operating Loss - Carryforwards            $132,561     $  3,681
            Deferred Tax Valuation Allowance                    --           --
      --------------------------------------------------------------------------
      Total Current Deferred Tax Assets                   $132,561     $(12,298)

      Current Deferred Tax Liabilities Consisted of:
            Difference in Amortization Methods of
               Software Development Costs                       --           --
      --------------------------------------------------------------------------
      Net Current Deferred Tax Asset                      $132,561     $ (8,617)
      ==========================================================================

      The noncurrent component of deferred income tax liability recognized in the balance sheets represents the difference in amortization methods of software development costs. De

      The Company has $132,561 of net operating loss carryforwards available as of October 31, 2006. The carryforwards expire in varying amounts in 2009 through 2016.

9.    STANDBY EQUITY DISTRIBUTION AGREEMENT

      In July 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P., through its general partner, Yorkville Advisors, LLC, to purchase up to $35,000,000 of its common stock over a two-year period. These funds can be drawn at the company's discretion based upon funding requirements, subject to an effective registration of the Company's shares with the SEC. The SEDA establishes what is sometimes termed an "equity line of credit" or an "equity draw-down facility." The $35,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $500,000 and is limited to $2,000,000 per month. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 98% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

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

      In connection with the EDA, the Company issued to Cornell Capital Partners, L.P. 268,182 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay Cornell Capital Partners, L.P. an amount equal to 5% of each purchase of its common stock made by Cornell Capital Partners, L.P. under the SEDA. This additional fee has the effect of a lower purchase price paid by Cornell Capital Partners, L.P. for the Company's stock. The Company also paid Yorkville Advisors Management, LLC, the investment manager for Cornell Capital Partners, L.P., for legal expenses fee of $15,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500 to Yorkville Advisors Management, LLC. Upon completion of the SEDA agreement, the Company issued to Cornell Capital Partners, L.P. shares of the Company's common stock in an amount equal to $590,000 divided by the closing bid price of the Company's common stock as quoted by Bloomberg, L.P. five days immediately following notice date. The Company valued the common shares issued to Cornell Capital Partners, L.P. at the fair market value on the dates of grant, or $2.19 per share. The commitment fee was deemed a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. As of this date the Company's registration was not yet declared effective and the Company did not begin amortizing the commitment fee.

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

----------------------------------------------------------------------------------------------------------
                                          SOFTWARE                                               TOTAL
FOR QUARTER ENDING OCTOBER 31, 2006    LICENSING FEES      CONSULTING         CORPORATE       CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Revenues                                $      6,835      $     34,641      $         --      $     41,476
Cost of Revenues                              (7,494)          (40,125)               --           (47,619)
Sales and Marketing                          (11,142)               --                --           (11,142)
General and Administrative                    (1,745)           (5,235)          (27,920)          (34,900)
Depreciation and Amortization                (28,743)               --            (2,875)          (31,618)
Interest Expense                                  --                --           (81,472)          (81,472)
(Benefit From) Provision for
Income Taxes                                      --                --                --                --
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                       $    (42,289)     $    (10,719)     $   (112,267)     $   (165,275)
----------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                              --                --                --                --
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $    351,734      $         --      $    429,739      $    781,473
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                          SOFTWARE                                               TOTAL
FOR QUARTER ENDING OCTOBER 31, 2005    LICENSING FEES      CONSULTING         CORPORATE       CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Revenues                                $     13,629      $     69,934      $         --      $     83,563
Cost of Revenues                             (30,258)          (16,293)               --           (46,550)
Sales and Marketing                          (25,454)               --           (25,454)
General and Administrative                    (4,900)           (5,716)          (22,049)          (32,665)
Depreciation and Amortization                (27,380)               --              (349)          (27,729)
Interest Expense                                  --                --              (507)             (507)
(Benefit From) Provision for
Income Taxes                                  18,534           (11,945)            5,709            12,298
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                       $    (55,828)     $     35,980      $    (17,196)     $    (37,044)
----------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                              --                --                --                --
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $    376,066      $         --      $    514,264      $    890,330
==========================================================================================================

      Revenues from two customers were $38,850 or 91% of the Company's total revenues for the quarter ending October 31, 2006. Revenues from two customers during the quarter ending October 31, 2005 were approximately $87,211 or 89%.

      All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the quarter ending October 31, 2006 were $5,900 and $31,957, respectively. For the quarter ending October 31, 2005, revenues from Canada and the United States were $12,335 and $70,482, respectively. Revenues are attributed to countries based on the location of the customers. All long-lived assets of the Company are located within Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED OCTOBER 31, 2006 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2005

Revenues

During the three months ended October 31, 2006 the Company generated $41,475 in revenue from the sale of consulting and software licensing fees versus $83,563 in revenue from consulting and software licensing fees in the same three month period ended October 31, 2005. From a revenue source perspective, the majority of this revenue was consulting related, $34,641 or 84% of total revenues, while DynamicHub related revenue was $6,835 or 16% of total revenues. In the three months ended October 31, 2005, $69,344, or 84% of revenue was generated from consulting work and DynamicHub revenues were $13,629 or 16% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 2ND quarter of fiscal 2007.

During the 1ST quarter of fiscal 2007, the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was directly related to one US based customer that contributed $82,333 in the three month period ended October 31, 2005. Revenue generated with the same customer during the three months ended October 31, 2006, amounted to $35,173, which is the main reason for the revenue discrepancy. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines.

Cost of Revenues

Cost of revenues for the three month period ended October 31, 2006 was $47,619, which consisted primarily of fees paid to consultants of $40,125. In the period ended October 31, 2005, cost of revenues was $46,550 and consisted of the same cost elements. The principal cost of revenue item in the first quarter of fiscal 2005 consisted of fees paid to consulting services staff of $38,215. The primary drivers for the overall increase in cost of revenues for the three months ended October 31, 2006, versus the three months ended October 31, 2005, were due to increased consulting fees of $1,910 offset partially by decreased internet service provider costs of $760, related to one-time set-up charges. The reason for the increase in consulting fees for the three months ended October 31, 2006, was due to an increase in rates for the consultants in the current quarter versus the rates paid for the three months ended October 31, 2005. The overall cost of sales for the quarter ended October 31, 2006, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

Sales and Marketing

Total sales and marketing expenses for the three months ended October 31, 2006 were $11,142 versus $25,454 in the three months ended October 31, 2005. The major reason for the decrease was due to primarily to reduction in airfares for travel to the United States and South America relating to advertising and promotional costs for the choozmail product line in order to meet with clients and promote the product lines, as occurred in the three months ended October 31, 2005.

General and Administrative

In the three months ended October 31, 2006, general and administrative expenses were $34,900 versus $32,665 for the three month period ended October 31, 2005. Overall the total expenses were comparable to the prior quarter with the main expenditures related to professional fees and office related facility costs. Professional fees were incurred for financing initiatives and SEC registrations and filings.

Depreciation and Amortization

Our depreciation and amortization for the three months ended October 31, 2006 versus the three months ended October 31, 2005 increased from $27,729 to $31,618. The three months ended October 31, 2006 included amortization of leasehold improvements related to the Company's move to new commercial space facilities in March 2006.

Other Income/Expenses

In the quarter ended October 31, 2006, the Company expensed $81,472 in interest expense which was higher than the $507 expensed in the quarter ended October 31, 2005. In the three months ended October 31, 2006, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $80,477 in the current quarter accounting for the significant and material variance versus the three month period ended October 31, 2005.

Income Taxes

During the three month period ended October 31, 2006, there was no recorded benefit or liability from income taxes of as compared to the three months ended October 31, 2005 where we incurred a benefit for income taxes of $12,298. This change was the result of the increase in the operating losses generated during the current quarter versus the taxable income generated for the three months ended October 31, 2005. The difference between amortization methods of software development costs and deferred financing costs between tax and book also contributed to the variance.

Net Loss

The Company recorded a net loss for the three months ended October 31, 2006 of $168,894 versus a net loss of $37,044 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2006, the Company's need for cash included satisfying $137,236 of current liabilities, which consisted of accounts payable and accrued liabilities of $100,155 and bank indebtedness in the form of a bank overdraft of $37,081. At October 31, 2006, the Company had a working capital deficiency of $133,205. The Company did have available to it additional bank overdraft access of approximately $3,500.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At October 31, 2006, the Company had a cash overdraft availability of $45,000. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income during the current fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended October 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

      Dated: December 5, 2006             Nitar Tech Corp.


                                          By: /s/ Luiz O. Brasil
                                              ------------------
                                              Luiz O. Brasil
                                              President