Form 10QSB/A
period 2006-10-31
Nitar Tech Corp.
filed 2007-01-08
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 ADDENDUM NO. 1

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

                                EXPLANATORY NOTE

      This Amendment No. 1 to Quarterly Report on Form 10-QSB is being filed by Nitar Tech Corp. in response to a request by our auditors Rotenberg & Co. LLP.

      The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 5. OTHER INFORMATION

This quarterly financial statement has not been reviewed by our auditors ROTENBERG & CO.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: January 4, 2007                    Nitar Tech Corp.


                                                By: /s/ Luiz O. Brasil
                                                    ------------------
                                                    Luiz O. Brasil
                                                    President