Form 10QSB/A
period 2006-10-31
Nitar Tech Corp.
filed 2007-01-08
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 ADDENDUM NO. 2

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


================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to Quarterly Report on Form 10-QSB is being filed by Nitar Tech Corp. to include item five (5) listed bellow.

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


================================================================================

ITEM 5. OTHER INFORMATION
This quarterly financial statement has not been reviewed by our auditors.

================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: January 4, 2007                   Nitar Tech Corp.

                                                By: /s/ Luiz O. Brasil
                                                --------------------------------
                                                       Luiz O. Brasil
                                                       President