Form 10QSB
period 2007-01-31
Nitar Tech Corp.
filed 2007-02-28
CIK 1326853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2007

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


The number of shares of the Registrant's common stock issued and outstanding at February 26, 2007, was 11,051,118.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE



                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations                      17
Item 3.    Controls and Procedures                                            23

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                  23
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        23
Item 3.    Defaults Upon Senior Securities                                    23
Item 4.    Submission of Matters to a Vote of Security Holders                23
Item 5.    Other Information                                                  23
Item 6.    Exhibits and Reports on Form 8-K                                   23
           Signatures                                                         23
           Certificates                                                       24




                         NITAR TECH CORP. AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets



                                                                         31-Jan-07      31-Jul-06
                                                                        -----------    -----------
                                                                        (unaudited)
                                     ASSETS

Current Assets
         Cash and Cash Equivalents                                      $       100    $       100
         Accounts Receivable - Net of Allowance for Doubtful Accounts         3,203          8,555
         Prepaid Expenses                                                       123            513
         Deferred Tax Asset                                                      --             --
                                                                        -----------    -----------
Total Current Assets                                                    $     3,426    $     9,168

         Property and Equipment - Net of Accumulated Depreciation            29,941         35,240
         Software Development Costs - Net of Accumulated Amortization       270,867        340,826
         Deferred Financing Costs                                           330,745        505,096
                                                                        -----------    -----------
Total Assets                                                            $   634,979    $   890,330
                                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Bank Overdraft                                                 $    33,625    $    41,197
         Accounts Payable & Accrued Liabilities                             107,758         95,797

                                                                        -----------    -----------
Total Current Liabilities                                               $   141,383    $   136,994

Other Liabilities
         Deferred Tax Liability                                         $        --    $        --
         Shareholder Advances                                                    --             --
                                                                        -----------    -----------
Total Liabilities                                                       $   141,383    $   136,994

Shareholders' Equity
         Common Stock, $0.001 par value 50,000,000 shares authorized
               - 11,051,118 shares issued and outstanding               $    11,051    $    11,051
         Additional Paid In Capital                                       1,083,491        927,989
         Retained Earnings                                                 (656,695)      (323,645)
         Accumulated Comprehensive Income                                    55,749        137,941
                                                                        -----------    -----------
Total Shareholders' Equity                                              $   493,596    $   753,336
                                                                        -----------    -----------
Total Liabilities and Shareholders' Equity                              $   634,979    $   890,330
                                                                        ===========    ===========




                         NITAR TECH CORP. AND SUBSIDIARY
                 Consolidated Condensed Statement of Operations

                                                             Three Months Ended January 31,
                                                                  2007            2006
                                                              ------------    ------------
                                                               (unaudited)
Net Revenues:
          Consulting                                          $     25,704    $     39,097
          Software Licensing Fees                                    9,108          27,172
                                                              ------------    ------------
          Total Net Revenues                                  $     34,812    $     66,269

 Cost of Revenues and Operating Expenses:
          Cost of Revenues                                    $     46,406    $     41,816
          Sales and Marketing                                       21,900           9,770
          General and Administrative                                32,357          44,290
          Depreciation and Amortization                             29,820          27,931
                                                              ------------    ------------
          Total Cost of Revenues and Operating Expenses       $    130,483    $    123,807
                                                              ------------    ------------
 Operating (Loss) Income from Operations                      $    (95,671)   $    (57,538)

          Interest Expenses                                         79,367             618
                                                              ------------    ------------
 (Loss) Income Before Income Taxes                            $   (175,038)   $    (58,156)

          (Benefit From) Provision for Income Taxes                     --         (14,539)
                                                              ------------    ------------
 Net (Loss) Income                                            $   (175,038)   $    (43,617)
                                                              ============    ============

 Comprehensive Income
          Foreign Currency Translation Income                       23,727          24,183
                                                              ------------    ------------
 Total Comprehensive Income (Loss)                            $   (151,311)   $    (19,434)
                                                              ============    ============

 Net (Loss) Income Per Share - Basic and Diluted              $      (0.01)   $      (0.00)
                                                              ============    ============

 Weighted Average Shares Outstanding - Basic and Diluted        11,051,118      11,051,118
                                                              ============    ============



                         NITAR TECH CORP. AND SUBSIDIARY
                 Consolidated Condensed Statement of Operations

                                                            Six Months Ended January 31,
                                                               2007             2006
                                                           ------------    ------------
                                                           (unaudited)
Net Revenues:
         Consulting                                       $     60,218    $    108,670
         Software Licensing Fees                                12,410          40,565
                                                          ------------    ------------
         Total Net Revenues                               $     72,628    $    149,235

Cost of Revenues and Operating Expenses:
         Cost of Revenues                                 $     94,010    $     87,990
         Sales and Marketing                                    22,219          35,131
         General and Administrative                             67,220          76,568
         Depreciation and Amortization                          61,413          55,413
                                                          ------------    ------------
         Total Cost of Revenues and Operating Expenses    $    244,862    $    255,102
                                                          ------------    ------------
Operating (Loss) Income from Operations                   $   (172,234)   $   (105,867)

         Interest Expenses                                     160,816           1,120
                                                          ------------    ------------
(Loss) Income Before Income Taxes                         $   (333,050)   $   (106,987)

         (Benefit From) Provision for Income Taxes                  --         (26,709)
                                                          ------------    ------------
Net (Loss) Income                                         $   (333,050)   $    (80,278)
                                                          ============    ============

Comprehensive Income
         Foreign Currency Translation Income                    12,534          62,320
                                                          ------------    ------------
Total Comprehensive Income (Loss)                         $   (320,516)   $    (17,958)
                                                          ============    ============

Net (Loss) Income Per Share - Basic and Diluted           $      (0.03)   $      (0.00)
                                                          ============    ============

Weighted Average Shares Outstanding - Basic and Diluted     11,051,118      11,051,118
                                                          ============    ============


                         NITAR TECH CORP. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows

                                                         31-Jan-07    31-Jul-06
                                                         ---------    ---------
                                                         (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                  $(333,050)   $(380,928)

      Non-Cash Adjustments
           Contributed Services by Shareholders             93,287       59,110
           Depreciation and Amortization Expense            61,413      246,287
           Bad Debt Expense                                     --        1,946

      Changes in Operating Assets and Liabilities
           Accounts Receivable                               5,352       (3,791)
           Prepaid Expenses                                    390        4,362
           Deferred Tax Asset                                   --        3,681
           Accounts Payable & Accrued Liabilities           11,961       67,573
           Deferred Tax Liability                               --      (36,880)
                                                         ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $(160,646)   $ (38,640)
                                                         ---------    ---------

                                                         ---------    ---------
NET CASH FROM INVESTING ACTIVITIES                       $      --    $      --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank Advances and Repayments                          (7,572)      41,197
      Repayment to Stockholders                                 --         (500)
                                                         ---------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 $  (7,572)   $  40,697
                                                         ---------    ---------

 EFFECT OF EXCHANGE RATE CHANGES ON
      CASH AND CASH EQUIVALENTS                              9,598       (2,542)
                                                         ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  $(158,621)   $    (485)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 100          585
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $(158,521)   $     100
                                                         =========    =========

================================================================================

SUPPLEMENTAL DISCLOSURES
     Interest Paid                                       $ 160,816    $   2,851
     Income Taxes Paid                                          --           --
                                                         =========    =========

     NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed Services by Stockholders                $  93,287    $  59,110
     Contributed Assets by Stockholders                         --       33,379
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

     f.   SOFTWARE DEVELOPMENT COSTS
          The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility of the product is established. Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues. The Company did not capitalize any software development costs for the quarters ending January 31, 2007 and 2006, respectively.

          SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the six months ended January 31, 2007 and 2006.

          The Company currently has available for general release to customers two products. The first product developed by the Company was DyanmicHub, which was fully developed in 1998 and fully amortized by December 31, 2003. All of the Company's licensing fee revenue was from the selling of licenses for DyanmicHub. The second product developed by the Company was Choozemail, which was fully developed on August 1, 2004 and available for general release to customers on their website. However, the Company has not actively pursued selling the product and is waiting on the commercial rollout of the product pending additional financing. As of January 31, 2007, the Company has not sold any licenses for Choozemail.

          The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the quarters ending January 31, 2007 and 2006, respectively.

     g.   DEFERRED FINANCING COSTS
          The Company amortizes deferred financing costs over the effective period of the financing. As of this January 31, 2007 the Company's effective period of financing has not started and the Company did not begin amortizing these capitalized fees.

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

     j.   ADVERTISING COSTS
          The Company expenses advertising costs as they are incurred. Advertising expenses for the six months ended January 31, 2007 and 2006 were $22,219 and $35,131, respectively.

     k.   FINANCIAL INSTRUMENTS
          The Company's financial instruments consist of cash, accounts receivable, and accounts payable. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

     l.   FOREIGN CURRENCY TRANSLATION
          The functional currency of the Company is the local currency where the Company operates. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year. Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

          Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements. Foreign currency translation adjustments resulted in income of $12,534 and $62,320 for the six months ending January 31, 2007 and 2006, respectively. Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $223 and ($68) in the six months ending January 31, 2007 and 2006, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

     m.   EARNINGS PER SHARE
          Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share." Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the quarters ending January 31, 2007 and 2006.

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

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

     -------------------------------------------- ------------- --------------
     January 31,                                         2007           2006
     -------------------------------------------- ------------- --------------

     Computer Hardware                                $24,637        $24,156
     Leasehold Improvements                             4,017              -
     Furniture & Fixtures                              32,820          6,258
     -------------------------------------------- ------------- --------------
                                                      $64,237        $27,744
     Less:  Accumulated Depreciation                   34,296         22,915
     -------------------------------------------- ------------- --------------

     Net Property and Equipment                      $ 29,941        $ 4,829
     -------------------------------------------- ------------- --------------

     Depreciation expense for the six months ended January 31, 2007 and 2006 was $4,761 and $675, respectively.


4.   SOFTWARE DEVELOPMENT COSTS

     Software development costs incurred during the six months ended January 31, 2007 and 2006 were as follows:

     --------------------------------------------- ------------- ---------------
     January 31,                                          2007            2006

     --------------------------------------------- ------------- ---------------

     Gross Software Development Costs                $ 545,200       $ 561,526
     Less: Accumulated Amortization                    274,333         168,451
     --------------------------------------------- ------------- ---------------

     Net Software Development Costs                  $ 270,867       $ 393,075
     --------------------------------------------- ------------- ---------------


     The Company recorded amortization of capitalized software development costs of $56,652 and $54,738 for the six months ended January 31, 2007 and 2006, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:


     ------------------- ----------- ----------- ---------- ---------- ---------
     Six Months Ending:     2008        2009       2010       2011        2012
     January 31,
     ------------------- ----------- ----------- ---------- ---------- ---------

                          $104,809    $104,809    $  --      $ --       $  --
     ------------------- ----------- ----------- ---------- ---------- ---------


5.   DEFERRED FINANCING COSTS

     No additional deferred financing costs were incurred during the six months ended January 31, 2007.


     ------------------------------------------ -------------- --------------
     Six Months Ending: January 31,                     2007           2006

     ------------------------------------------ -------------- --------------

     Deferred Financing Costs                      $ 610,606      $ 628,902
     Less: Accumulated Amortization                  276,861              -
     ------------------------------------------ -------------- --------------

     Net Deferred Financing Costs                  $ 330,745      $ 628,902
     ------------------------------------------ -------------- --------------

     The Company recorded amortization of capitalized deferred financing costs of $158,621 and $0 for the six months ended January 31, 2007 and 2006, respectively. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:


     -------------------- ----------- ---------- --------- ---------- ---------
      Ending: January 31,      2008       2009     2010        2011      2012
     -------------------- ----------- ---------- --------- ---------- ---------

                           $159,366     $   --    $  --        $  --     $  --

     -------------------- ----------- ---------- --------- ---------- ---------



6.   BANK OVERDRAFT

     In connection with the Company's checking account, the Company has a bank overdraft protection loan available up to approximately $42,283 at January 31, 2007. The bank overdraft balance was $33,525 and $14,447 at January 31, 2007 and 2006, respectively. The interest rate on the bank overdraft protection loan is the Canadian prime rate plus 0.25%, which was 6.25% and 4.50% at January 31, 2007 and 2006, respectively. Interest expense for the quarters ended six months ended January 31, 2007 and 2006 was $2,195 and $1,120, respectively. The bank overdraft protection loan is personally guaranteed by two principal shareholders of the Company.


7.   RELATED PARTY TRANSACTIONS

     During the six months ended January 31, 2007 and 2006, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $9,028 and $8,600, respectively. The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital. In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $0 and $4,016 during the six months ended January 31, 2007 and 2006.

     Advances from Stockholders' are advances and payments from principal stockholders of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $0 and $0 at January 31, 2007 and 2006, respectively, has been imputed in the accompanying consolidated financial statements. There were no outstanding advances from Shareholders' as at January 31, 2007 and 2006, respectively.

     The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the six months ending January 31, 2007 and 2006, respectively, are as follows:



     -------------------------------------- ----------------- ------------------
     January 31,                                       2007               2006
     -------------------------------------- ----------------- ------------------

     Consulting Fees:
              Kanak Consulting                      $                $  37,294
                                                38,975
              Next Technology                        38,975             36,501
     -------------------------------------- ----------------- ------------------
                                                          $          $  73,795
     Total Related Party Fees                        77,950
     -------------------------------------- ----------------- ------------------

8.   INCOME TAXES

     The consolidated provision for income taxes for the six months ending January 31, 2007 and 2006, respectively, consists of the following:

     -------------------------------------------- ------------ -------------
     Six Months Ended: January 31,                      2007          2006
     -------------------------------------------- ------------ -------------

     Current Tax Expense
              United States Tax Expense              $    --       $    --
              Canadian Tax Expense                        --            --
     -------------------------------------------- ------------ -------------
     -------------------------------------------- ------------ -------------

     Deferred Tax Benefit
              United States Tax Expense              $    --       $    --
              Canadian Tax Benefit                        --            --
     -------------------------------------------- ------------ -------------
     -------------------------------------------- ------------ -------------
                                                     $    --       $    --
     Income Tax Benefit
     -------------------------------------------- ------------ -------------

     The provision for income taxes differs from that computed by applying the Canadian federal statutory rates to income before income tax expense, as indicated in the following analysis:

     -------------------------------------------- -------------- --------------
     Six Months Ended: January 31,                        2007           2006
     -------------------------------------------- -------------- --------------

     Canadian Statutory Income Taxes at
              36% and 37%, respectively                      $         $   --
                                                            --
     Application of the Canadian
     Small Business Deduction Credit                        --             --
     -------------------------------------------- -------------- --------------
     -------------------------------------------- -------------- --------------
                                                       $    --         $   --
     Income Tax Benefit
     -------------------------------------------- -------------- --------------

     A cumulative net deferred tax liability is included on the balance sheet. The components of the deferred tax liability at January 31, 2007 and 2006, respectively, are as follows:

     --------------------------------------------------- ------------ ----------
     Six Months Ended: January 31,                           2007         2006
     --------------------------------------------------- ------------ ----------

     Current Deferred Tax Assets Consisted of:
              Net Operating Loss - Carryforwards          $ 132,561    $  3,681
              Deferred Tax Valuation Allowance                   --           --
     --------------------------------------------------- ------------ ----------
     --------------------------------------------------- ------------ ----------

     Total Current Deferred Tax Assets                    $ 132,561   $ (12,298)

     Current Deferred Tax Liabilities Consisted of:
                Difference in Amortization Methods of
                   Software Development Costs                    --           --
     --------------------------------------------------- ------------ ----------
     --------------------------------------------------- ------------ ----------

     Net Current Deferred Tax Asset                      $  132,561     $(8,617)
     --------------------------------------------------- ------------ ----------

     The noncurrent component of deferred income tax liability recognized in the balance sheets represents the difference in amortization methods of software development costs. Deferred liability income tax was $0 and ($26,709) at January 31, 2007 and 2006, respectively.

     The Company has $132,561 of net operating loss carryforwards available as of January 31, 2007. The carryforwards expire in varying amounts in 2009 through 2016.

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

-----------------------------------------------------------------------------------------
FOR THREE MONTHS ENDING           SOFTWARE                                      TOTAL
JANUARY 31, 2007               LICENSING FEES   CONSULTING     CORPORATE     CONSOLIDATED
-----------------------------------------------------------------------------------------
Revenues                        $     9,108    $    25,704    $        --    $    34,812
Cost of Revenues                    (31,092)       (15,314)            --        (46,406)
Sales and Marketing                 (21,900)            --             --        (21,900)
General and Administrative           (1,618)        (4,854)       (25,886)       (32,357)
Depreciation and Amortization       (27,919)            --         (1,901)       (29,820)
Interest Expense                         --             --        (79,367)       (79,367)
(Benefit From)Provision for              --             --             --             --
  Income Taxes
-----------------------------------------------------------------------------------------
NET INCOME (LOSS)               $   (73,421)   $     5,536    $  (107,154)   $  (175,038)
-----------------------------------------------------------------------------------------

CAPITAL EXPENDITURES                     --             --             --             --
-----------------------------------------------------------------------------------------
TOTAL ASSETS                    $   270,867    $        --    $   364,012    $   634,879
-----------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------
FOR THREE MONTHS ENDING                                        SOFTWARE         TOTAL
JANUARY 31, 2006                LICENSING FEES  CONSULTING     CORPORATE     CONSOLIDATED
-----------------------------------------------------------------------------------------
Revenues                        $    27,172    $    39,097    $        --    $    66,269
Cost of Revenues                    (28,017)       (13,799)            --        (41,816)
Sales and Marketing                  (9,770)            --             --         (9,770)
General and Administrative           (6,644)        (7,751)       (29,896)       (44,290)
Depreciation and Amortization       (27,603)            --           (328)       (27,931)
Interest Expense                         --             --           (618)          (618)
(Benefit From) Provision for         11,215         (4,387)         7,710         14,539
  Income Taxes
-----------------------------------------------------------------------------------------
NET INCOME (LOSS)               $   (33,646)   $    13,160    $   (23,131)   $   (43,617)
-----------------------------------------------------------------------------------------

CAPITAL EXPENDITURES                     --             --             --             --
-----------------------------------------------------------------------------------------
TOTAL ASSETS                    $   393,075    $        --    $   648,939    $ 1,042,014
-----------------------------------------------------------------------------------------


     Revenues from three customers were $29,994 or 85% of the Company's total revenues for the three months ending January 31, 2007. Revenues from three customers during the three months ending January 31, 2006 were approximately $52,051 or 80%.

     All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the three months ending January 31, 2007 were $10,890 and $24,430, respectively. For the three months ending January 31, 2006, revenues from Canada and the United States were $25,283 and $40,424, respectively. Revenues are attributed to countries based on the location of the customers.


-----------------------------------------------------------------------------------------
FOR SIX MONTHS ENDING                                          SOFTWARE         TOTAL
JANUARY 31, 2007                LICENSING FEES  CONSULTING     CORPORATE     CONSOLIDATED
-----------------------------------------------------------------------------------------
Revenues                        $    12,410    $    60,218    $        --    $    72,628
Cost of Revenues                    (62,987)       (31,023)            --        (94,010)
Sales and Marketing                 (22,219)            --             --        (22,219)
General and Administrative           (3,361)       (10,083)       (53,776)       (67,220)
Depreciation and Amortization       (56,652)            --         (4,761)       (61,413)
Interest Expense                         --             --       (160,816)      (160,816)
(Benefit From) Provision for             --             --             --             --
  Income Taxes
-----------------------------------------------------------------------------------------
NET INCOME (LOSS)               $  (132,809)   $    19,112    $  (219,353)   $  (333,050)
-----------------------------------------------------------------------------------------

CAPITAL EXPENDITURES                     --             --             --             --
-----------------------------------------------------------------------------------------
TOTAL ASSETS                    $   270,867    $        --    $   364,012    $   634,879
-----------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------
FOR SIX MONTHS ENDING                                            SOFTWARE       TOTAL
JANUARY 31, 2006                LICENSING FEES  CONSULTING      CORPORATE    CONSOLIDATED
-----------------------------------------------------------------------------------------
Revenues                        $    40,565    $   108,670    $        --    $   149,235
Cost of Revenues                    (58,953)       (29,037)            --        (87,990)
Sales and Marketing                 (35,131)            --             --        (35,131)
General and Administrative          (11,485)       (13,399)       (51,683)       (76,568)
Depreciation and Amortization       (54,738)            --           (795)       (55,533)
Interest Expense                         --             --         (1,120)        (1,120)
(Benefit From) Provision for         29,860        (16,397)        13,366         26,829
  Income Taxes
-----------------------------------------------------------------------------------------
NET INCOME (LOSS)               $   (89,883)   $    49,837    $   (40,233)   $   (80,278)
-----------------------------------------------------------------------------------------

CAPITAL EXPENDITURES                     --             --             --             --
-----------------------------------------------------------------------------------------
TOTAL ASSETS                    $   393,075    $        --    $   648,939    $ 1,042,014
-----------------------------------------------------------------------------------------



     Revenues from two customers were $52,757 or 74% of the Company's total revenues for the six months ending January 31, 2007. Revenues from two customers during the six months ending January 31, 2006 were approximately $119,234 or 79%.

     All of the Company's revenues were from Canada and the United States. Revenues from Canada and the United States for the six months ending January 31, 2007 were $16,464 and $55,120, respectively. For the six months ending January 31, 2006, revenues from Canada and the United States were $38,046 and $112,466, respectively. Revenues are attributed to countries based on the location of the customers. All long-lived assets of the Company are located within Canada.

11.  SUBSEQUENT EVENTS

     LEASES - During March 2006, the Company entered into a five-year building lease with an unrelated entity, with monthly rent of $1,815. The lease includes annual increases for each of the remaining four years of the primary lease term of 3%, commencing on the annual renewal date of March 1st. Future minimum lease payments for the five years succeeding June 30, 2005 are as follows:

            2007        2008       2009         2010        2011        TOTAL
     -------------------------------------------------------------------------
         $22,475     $23,226    $23,977      $24,728      $2,066      $96,472
     =========================================================================

     This rental agreement contributed to rental expense for the six month period ended January 31, 2006 in the amount of $8,393. There was no rental expense in the three months ended January 31, 2006 related to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2007 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2006

REVENUES During the three months ended January 31, 2007 the Company generated $ 34,812 in revenue from the sale of consulting and software licensing fees versus $66,269 in revenue from consulting and software licensing fees in the same three month period ended January 31, 2006. From a revenue source perspective, the majority of this revenue was consulting related, $25,704 or 73.8% of total revenues, while DynamicHub related revenue was $9,108 or 27.2% of total revenues. In the three months ended January 31, 2006, $39,097, or 59.0% of revenue was generated from consulting work and DynamicHub revenues were $27,172 or 41.0% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated being either 3RD or 4TH quarter of fiscal 2007.

During the 2ND quarter of fiscal 2007, the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was directly related to one US based customer that contributed $22,619 in the three month period ended January 31, 2007. Revenue generated with the same customer during the three months ended January 31, 2006, amounted to $38,766, which is the main reason for the revenue discrepancy. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines. The Company is working hard to continue to mine new consulting opportunities in order to generate organic cash flow on a quick and consistent basis.

COST OF REVENUES Cost of revenues for the three month period ended January 31, 2007 was $46,406, which consisted primarily of fees paid to consultants of $38,975. In the period ended January 31, 2006, cost of revenues was $41,816 and consisted of the same cost elements. The principal cost of revenue item in the first quarter of fiscal 2006 consisted of fees paid to consulting services staff of $37,614. The primary drivers for the overall increase in cost of revenues for the three months ended January 31, 2007, versus the three months ended January 31, 2006, were due to increased consulting fees of $ 1,361 as well as due to increased internet service provider costs of $3,698, related to one-time set-up charges and enhanced service requirements to expansion of the development centre located off-site at the service provider site. The reason for the increase in consulting fees for the three months ended January 31, 2007, was due to an increase in rates for the consultants in the current quarter versus the rates paid for the three months ended January 31, 2006. The overall cost of sales for the quarter ended January 31, 2007, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase due to the investment at that time in both development centre and production facility to handle the license sales transactions.

SALES AND MARKETING Total sales and marketing expenses for the three months ended January 31, 2007 were $21,900 versus $9,770 in the three months ended January 31, 2006. The major reason for the increase was due to primarily to increased frequency in airfares for travel to the United States and South America relating to advertising and promotional costs for the choozmail product line in order to meet with clients and promote the product lines, as occurred in the three months ended January 31, 2006.

GENERAL AND ADMINISTRATIVE In the three months ended January 31, 2007, general and administrative expenses were $32,357 versus $44,290 for the three month period ended January 31, 2006. Overall the total expenses were comparable to the prior quarter with the main expenditures related to professional fees and office related facility costs. Professional fees were incurred for financing initiatives and SEC registrations and filings. Also a bad debt reserve of $5,138 was charged to expense in the quarter ended January 31, 2006, in connection to a receivership with one of the Company's clients that has since gone into receivership. Other increased expense drivers in the prior year's quarter was also one-time set-up fees for new office telephone system and purchase and programming of security for the Company's head office.

DEPRECIATION AND AMORTIZATION Our depreciation and amortization for the three months ended January 31, 2007 versus the three months ended January 31, 2006 increased from $27,931 to $29,820. The three months ended January 31, 2007 included amortization of leasehold improvements related to the Company's move to new commercial space facilities in March 2006.

OTHER INCOME/EXPENSES In the quarter ended January 31, 2007, the Company expensed $79,367 in interest expense which was significantly higher than the $618 expensed in the quarter ended January 31, 2006. In the three months ended January 31, 2007, the continuation of the initiation of amortization of deferred financing costs that occurred during the first quarter of the fiscal year, commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $78,170 in the current quarter accounting for the significant and material variance versus the three month period ended January 31, 2006.

INCOME TAXES During the three month period ended January 31, 2007, there was no recorded benefit or liability from income taxes of as compared to the three months ended January 31, 2006 where we incurred a benefit for income taxes of $14,539. This change was the result of the increase in the operating losses generated during the current quarter versus the taxable income generated for the three months ended January 31, 2006. The difference between amortization methods of software development costs and deferred financing costs between tax and book also contributed to the variance.

NET LOSS The Company recorded a net loss for the three months ended January 31, 2007 of $175,038 versus a net loss of $43,617 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, the Company's need for cash included satisfying $141,283 of current liabilities, which consisted of accounts payable and accrued liabilities of $107,758 and bank indebtedness in the form of a bank overdraft of $33,525. At January 31, 2007, the Company had a working capital deficiency of $137,957. The Company did have available to it additional bank overdraft access of approximately $8,750.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At January 31, 2007, the Company had a cash overdraft of $42,500. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JANUARY 31, 2007 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2006

REVENUES

During the six months ended January 31, 2007 the Company generated $71,584 in revenue from the sale of consulting and software licensing fees versus $150,212 in revenue from consulting and software licensing fees in the same three month period ended January 31, 2006. From a revenue source perspective, the majority of this revenue was consulting related, $60,218 or 82.9% of total revenues, while DynamicHub related revenue was $12,410 or 17.1% of total revenues. In the six months ended January 31, 2006, $108,670, or 72.8% of revenue was generated from consulting work and DynamicHub revenues were $40,565 or 27.2% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail(C) product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be during the 3RD or 4TH quarter of the current fiscal year.

During the six months of fiscal 2007, the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was directly related to one US based customer that contributed $109,600 in the six month period ended January 31, 2006. Revenue generated with the same customer during the six months ended January 31, 2007, amounted to $0, which is the main reason for the revenue discrepancy. This loss of revenue has been partially offset by revenue generated by a new US based customer who has contributed $30,465 so far in the current fiscal year. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail(C) product lines.

COST OF REVENUES

Cost of revenues for the six month period ended January 31, 2007 was $94,010, which consisted primarily of fees paid to consultants of $79,086. In the period ended January 31, 2006, cost of revenues was $87,990 and consisted of the same cost elements. The principal cost of revenue item in the first six months of fiscal 2006 consisted of fees paid to consulting services staff of $75,493. The primary drivers for the overall increase in cost of revenues for the six months ended January 31, 2007, versus the six months ended January 31, 2006, were due to increased consulting fees of $3,593 and increased internet service provider costs of $2,991, related to one-time set-up charges and expanded services at the development off-site data centre where the Company houses its computers. The reason for the increase in consulting fees for the six months ended January 31, 2007, was due to an increase in rates for the consultants in the current year versus the rates paid for during the six months ended January 31, 2005. The overall cost of sales for the six months ended January 31, 2007, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase due to the investment at that time in both development centre and production facility to handle the license sales transactions.

SALES AND MARKETING

Total sales and marketing expenses for the six months ended January 31, 2007 were $22,219 versus $35,131 in the six months ended January 31, 2006. The major reason for the decrease was due to primarily to reduction in airfares for travel to the United States and South America relating to advertising and promotional costs for the choozmail product line in order to meet with clients and promote the product lines, as occurred in the three months ended January 31, 2006. The previous year also reflected significant promotional investment in trade shows and sponsorships which have not been entered into during the first six months of the current year.

GENERAL AND ADMINISTRATIVE

In the six months ended January 31, 2007, general and administrative expenses were $67,220 versus $76,568 for the six month period ended January 31, 2006. Overall the total expenses were comparable to the prior quarter with the main expenditures related to professional fees and office related facility costs slightly less in the current period versus the same period a year ago. Professional fees continue to be incurred for financing initiatives and SEC registrations and filings.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization for the six months ended January 31, 2007 versus the six months ended January 31, 2006 increased from $55,413 to $65,264. The six months ended January 31, 2007 included amortization of leasehold improvements related to the Company's move to new commercial space facilities in March 2006, that were not incurred in the same period a year ago.

OTHER INCOME/EXPENSES

In the six months ended January 31, 2007, the Company expensed $160,816 in interest expense which was significantly higher than the $1,120 expensed in the six months ended January 31, 2006. In the six months ended January 31, 2007, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $ 158,621 in the current six month period accounting for the significant and material variance versus the six month period ended January 31, 2006.

INCOME TAXES

During the six month period ended January 31, 2007, there was no recorded benefit or liability from income taxes of as compared to the six months ended January 31, 2006 where we incurred a benefit for income taxes of $26,709. This change was the result of the increase in the operating losses generated during the current six month period versus the taxable income generated for the six months ended January 31, 2006. The difference between amortization methods of software development costs and deferred financing costs between tax and book also contributed to the variance.

NET LOSS

The Company recorded a net loss for the six months ended January 31, 2007 of $333,050 versus a net loss of $80,278 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, the Company's need for cash included satisfying $141,283 of current liabilities, which consisted of accounts payable and accrued liabilities of $107,758 and bank indebtedness in the form of a bank overdraft of $33,525. At January 31, 2007, the Company had a working capital deficiency of $137,957. The Company did have available to it additional bank overdraft access of approximately $8,750.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At January 31, 2007, the Company had a cash overdraft of $42,500. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

ITEM 3. CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended January 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

ITEM 1. LEGAL PROCEEDINGS None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 5. OTHER INFORMATION
These quarterly and year-to-date financial statements have not been reviewed by our external auditors.

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

       Dated: February 26, 2007          Nitar Tech Corp.

                                         By: /s/ Luiz O. Brasil
                                         ---------------------------------------
                                                Luiz O. Brasil
                                                President