Form 10QSB
period 2007-04-30
Nitar Tech Corp.
filed 2007-10-26
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2006 to April 30, 2007

Commission File Number: 333-127170

NITAR TECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0476582 (I.R.S. Employer Identification No.)

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

            Yes [ ]   No [X]

The number of shares of the Registrant's common stock issued and outstanding at May 8, 2007, was 11,051,118.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

4

Item 2. Management’s Discussion And Analysis Of Financial Condition

And Results Of  Operations

11

Item 3.

Controls and Procedures

14

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits and Reports on Form 8-K

18

PART I - FINANCIAL INFORMATION

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

NITAR TECH CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	NINE MONTHS
	ENDED
	APRIL 30,
	2007	2006

Net Revenues
Consulting	$ 70,706	$ 148,281
Software Licensing Fees	19,834	41,810

Total Net Revenues	90,540	190,091

Cost of Revenues and Operating Expenses
Cost of Revenues	137,300	131,141
Sales and Marketing	29,926	73,252
General and Administrative	99,485	133,113
Depreciation and Amortization	91,062	84,275

Total Cost of Revenues and Operating Expenses	357,773	421,781

Loss From Operations	(267,233)	(231,690)

Interest Expense	239,796	53,309

Loss Before Income Taxes	(507,029)	(284,999)

Income Taxes Recoverable	-	(34,743)

Net Loss	(507,029)	(250,256)

Comprehensive Income
Foreign Currency Translation Income	994	84,372

Total Comprehensive Loss	$ (506,035)	$ (165,884)

Net Loss per Share - Basic and Diluted	$ (0.05)	$ 0.02

Weighted Average Number of Shares Outstanding	11,051,118	11,051,118

The accompanying notes are an integral part of these financial statements.

NITAR TECH CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS
	ENDED
	APRIL 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)	$ (507,029)	$ (250,256)
Non-Cash Adjustments
Contributed Services by Shareholders	144,514	38,263
Depreciation and Amortization expense	327,582	135,729
Bad Debt Expense	-	5,131
Changes in Operating Assets and Liabilties
Accounts Receivable	2,924	(1,846)
Prepaid Expenses	383	4,421
Accounts Payable & Accrued Liabilities	33,018	63,151
Deferred Tax Liability	-	(34,743)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,392	(40,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Advance(Repayment) from Bank Indebtedness	1,531	37,496
Advances by Shareholder	-	2,042

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,531	39,538

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(3,023)	27

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100)	(585)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	585

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ 3,276	$ 1,856
Income Taxes Paid	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Contributed Services by Stockholders	$ -	$ 31,559
Contributed Assets by Stockholders	$ 144,514	$ 38,263

The accompanying notes are an integral part of these financial statements.

NITAR TECH CORP. AND SUBSIDIARY

Notes to Financial Statements

For the Nine Months Ended April 30, 2007 and 2006

1.

INCORPORATION

Nitar Tech. Corp., (“The Company”) was formed on January 12, 2004, under the laws of the State of Delaware. On July 24, 2004, the Company acquired all of the outstanding shares of Labtech Systems Inc., (an Ontario Canada Corporation) in a reverse merger in exchange for approximately 67% of the outstanding stock of the Company. The Company had no operating activities prior to the reverse merger. Accordingly, Labtech Systems Inc. is considered the accounting acquirer under a reverse merger. The reverse merger transaction has been accounted for as a recapitalization of Labtech Systems Inc. Accordingly, the historical operations of Labtech Systems Inc. are presented in the accompanying financial statements as the historical operations of the Company for all periods presented. The shareholders of Labtech Systems Inc. received 7,030,000 of common shares of Nitar Tech. Corp. in connection with the reverse merger. These shares are considered as if they were issued prior to July 31, 2003.

The Company’s operations include the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice. The Company maintains its offices in Mississauga, Ontario, Canada.

2.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Nitar Tech. Corp. and subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports files with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2009. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

4.

RECLASSIFICATIONS

Certain amounts in 2006 have been reclassified to conform with the 2007 presentation.

5.

RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2007 and 2006, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $17,144 and $12,695, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.  In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $51,975 and $38,263 during the nine months ended April 30, 2007 and 2006.

Advances from Stockholders’ are advances and payments from principal stockholders of the Company.  The notes are unsecured and contain no formal repayment terms; however interest amounting to $0 and $0 at April 30, 2007 and 2006, respectively, has been imputed in the accompanying consolidated financial statements.  There were no outstanding advances from Shareholders’ as at April 30, 2007 and 2006, respectively.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the nine months ending April 30, 2007 and 2006, respectively, are as follows:

April 30,	2007	2006

Consulting Fees: Kanak Consulting	$ 58,963	$ 55,544
Next Technology	58,963	55,944
Total Related Party Fees	$ 117,926	$ 111,488

6.

BUSINESS SEGMENTS AND OTHER REVENUE INFORMATION

The Company operated in two principal business segments.  The Company’s reportable business segments are the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice.  In addition, the Company reports certain administrative activities under the corporate segment.  The Company evaluates segment performance based on net income (loss).  The Company’s revenues were from external customers; no transactions between segments were recorded in the amounts shown in the following schedule.

Revenues from two customers were $70,343 or 78% of the Company’s total revenues for the nine months ending April 30, 2007.  Revenues from one customer during the nine months ending April 30, 2006 were approximately $148,281 or 78%.

All of the Company’s revenues were from Canada and the United States.  Revenues from Canada and the United States for the nine months ending April 30, 2007 were $25,974 and $63,549, respectively.  For the nine months ending April 30, 2006, revenues from Canada and the United States were $36,614 and $153,477, respectively.  Revenues are attributed to countries based on the location of the customers.

All long-lived assets of the Company are located within Canada.

7.

SUBSEQUENT EVENT

Nitar Tech Corp. (NCHP.PK), signed on May 7th , 2007 a Letter of Intent to acquire Techpower-Semi International Ltd.  4F, No. 168 Sinhu 2nd Road, Neihu District  Taipei City, Taiwan.

On July 11, 2007, the Company acquired all of the outstanding shares of – Techpower Semi International Ltd ., (a Taiwan City, Taiwan based Corporation) in a reverse merger in exchange for approximately 100% of the outstanding stock of the Company. Accordingly, Nitar Tech. Corp is considered the accounting acquirer under a reverse merger. The reverse merger transaction has been accounted for as a recapitalization of Nitar Tech. Corp. Accordingly, the historical operations of Nitar Tech. Corp. are presented in the accompanying financial statements as the historical operations of the Company for all periods presented. The shareholders of. Techpower-Semi International Ltd. received 8,000,000 of common shares of Nitar Tech. Corp. in connection with the reverse merger. These shares are considered as if they were issued prior to July 11, 2007.

Established in 2002, TSI has its core business in the distribution of electronic components produced by Asian manufacturers.  The company product lines include Semiconductors, Transistors, and Diodes, Rectifiers, Power Management, Touch Display Panels, DRAM, Flash RAM and SRAM. Since inception, TSI has developed a reliable distribution market that has become vital to the Orient computer manufacturing sector

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2007, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED APRIL 30, 2007 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2006

Revenues

During the three months ended April 30, 2007 the Company generated $17,871 in revenue from the sale of consulting and software licensing fees versus $40,388 in revenue from consulting and software licensing fees in the same three month period ended April 30, 2006. From a revenue source perspective, the majority of this revenue was consulting related, $10,361 or 58% of total revenues, while DynamicHub related revenue was $7,511 or 42% of total revenues. In the three months ended April 30, 2006, $40,388 or 100% of revenue was generated from consulting work and DynamicHub revenues were $0 or 0% of total revenues. In both current and prior year period there were no licensing fees generated by the choozmail© product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 4th Quarter of fiscal 2007.

During the 3rd quarter of fiscal 2007, the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was directly related to one US based customer that contributed $27,500 in the three month period ended April 30, 2006. No revenue was generated with the same customer during the three months ended April 30, 2007, which is the main reason for the revenue discrepancy. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail© product lines.

Cost of Revenues

Cost of revenues for the three month period ended April 30, 2007 was $43,275, which consisted primarily of fees paid to consulting services staff of $38,827. In the period ended April 30, 2006, cost of revenues was $43,303 and consisted of the same cost elements. The principal cost of revenue item in the second quarter of fiscal 2006 consisted of fees paid to consulting services staff of $37,757. The elements of cost of revenues for the current quarter versus the same period a year ago were relatively consistent with no major increase in any one line item on a comparable basis. The overall cost of sales for the quarter ended April 30, 2007, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

Sales and Marketing

Total sales and marketing expenses for the three months ended April 30, 2007 were $7,707 versus $38,442 in the three months ended April 30, 2006. The major reason for the decrease was due to the startup of advertising and promotional costs related to the choozmail product line increased travel requirements to South America and the United States in order to meet with clients and promote the product lines during the three months ended April 30, 2006 relative to the current three month period ended April 30, 2007 which reflected strictly travel expenses with no advertising or promotional initiatives undertaken.

General and Administrative

In the three months ended April 30, 2007, general and administrative expenses were $32,228 versus $56,894 for the three month period ended April 30, 2006. The main variance is attributed to increased legal and accounting fees. Legal and accounting expenses for the three months ended April 30, 2007 were $11,067, and significantly lower than the $31,866 recorded in the three months ended April 30, 2006. The expenses incurred in the third quarter of fiscal 2006 reflect primarily the increase requirements for SEC registration and other consulting fees incurred for financing initiatives.

Depreciation and Amortization

Our depreciation and amortization for the three months ended April 30, 2007 versus the three months ended April 30, 2006 increased from $28,895 to $29,624. The three months ended April 30, 2006 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years ended July 31, 2001 through to July 31, 2004. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website.

Other Income/Expenses

In the quarter ended April 30, 2007, the Company expensed $78,958 in interest expense which was higher than the $52,978 expensed in the quarter ended April 30, 2006.  In the three months ended April 30, 2007, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $77,873 in the current quarter accounting for the material variance versus the three month period ended April 30, 2006, which contained only two months of amortized deferred interest.

Income Taxes

During the three month period ended April 30, 2007, we incurred no benefit from income taxes as compared to the three months ended April 30, 2006 where we reversed an accrued expense for income taxes of $7,968. This change was the result of the increase in the operating losses generated during the current year versus a taxable loss generated for the three months ended April 30, 2006. The difference between amortization methods of software development costs between tax and book also contributed to the variance.

Net Loss

The Company recorded a net loss for the three months ended April 30, 2007 of $173,921 versus a comparable net loss of $172,113 for the same period in the previous year.

NINE MONTH PERIOD ENDED APRIL 30, 2007 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2006

Revenues

During the nine months ended April 30, 2007 the Company generated $90,540 in revenue from the sale of consulting and software licensing fees versus $190,091 in revenue from consulting and software licensing fees in the same nine month period ended April 30, 2006. From a revenue source perspective, the vast majority of the revenue in the current year was consulting related, $70,706 or 78% of total revenues, while DynamicHub related revenue was $19,834 or 22% of total revenues. In the nine months ended April 30, 2006, $148,281 or 78% of revenue was generated from consulting work and DynamicHub revenues were $41,810 or 22% of total revenues. In both current and prior year periods there were no licensing fees generated by the choozmail© product line. Revenues for choozmail are anticipated to commence shortly after investor financing has been secured, currently anticipated to be early 4th Quarter of fiscal 2007 or by the 2nd Quarter of fiscal 2008.

During the first nine months of fiscal 2007 the revenue decrease over the prior year was a direct result of reduction in consulting opportunities. This decrease was not impacted by a reduction in existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail© product lines. Another contributing factor in the decrease of consulting fees during the first nine months of the current fiscal year has been the lack of revenue from a major United States customer. The customer has contributed $150,411 of consulting fees, the major reason for the overall decrease in the revenue amount of $99,551 versus the first nine months of the prior year.

Cost of Revenues

Cost of revenues for the nine month period ended April 30, 2007 were $137,300, which consisted of fees paid to consulting services staff of $117,914. In the period ended April 30, 2006, cost of revenues was $131,141 and consisted of the same cost elements. The principal cost of revenue item during the nine months ended April 30, 2006 consisted of fees paid to consulting services staff of $113,227. The primary driver for the overall increase in cost of revenues for the nine months ended April 30, 2007, versus the nine months ended April 30, 2006, was due to slightly increased consulting fees of $4,687. The reason for the increase in consulting fees for the nine months ended April 30, 2007, was due to the full-time nature of the consultants in the current year versus the part-time hire of consultants for the nine months ended April 30, 2006. The overall cost of sales for the nine months ended April 30, 2007, is expected to remain relatively stable for the balance of the year, or unless the Company can generate investment funding which would materially affect and significantly increase.

Sales and Marketing

Total sales and marketing expenses for the nine months ended April 30, 2007 were $29,926 versus $73,252 in the nine months ended April 30, 2006. The major reason for the increase was due to commencement of advertising and marketing initiatives for the choozmail product line, which included a booth at a trade show in Mississauga, Ontario, and increased travel and accommodation requirements for trips to South America and the United States in order to meet with clients and promote the product lines. The expenses in the prior year were incurred during the first two quarters.

General and Administrative

In the nine months ended April 30, 2007, general and administrative expenses were $91,062 versus $133,113 for the nine month period ended April 30, 2006. The main variance is attributed to decreased legal and accounting fees. Legal and accounting expenses for the nine months ended April 30, 2007 were $33,512, significantly lower than the $58,106 recorded in the nine months ended April 30, 2006. The expenses incurred in the first nine months of fiscal 2006 reflect primarily the increase in filing requirements for SEC registration and other consulting fees incurred for financing initiatives. Also in the nine months ended April 30, 2006 there were one-time employee benefits incurred in the amount of $7,333. No such charges were incurred in the nine months ended April 30, 2007. Significant increase was incurred in renting the Company’s head office in the nine months ended April 30, 2007 relative to the same period a year ago. The Company moved into new office space that increased it’s monthly rental obligation to $25,439 versus rental expense of $11,547 for the same period a year ago.

Depreciation and Amortization

Our depreciation and amortization for the nine months ended April 30, 2007 versus the nine months ended April 30, 2006 increased from $84,275 to $91,062. The nine months ended April 30, 2006 continued the commencement of amortization of software development costs that had been capitalized in each of the previous four fiscal years commencing July 31, 2001, through to July 31,2004. The initiation of amortization commenced during the three months ended October 31, 2004. Amortization was deemed to commence given the fact that the main service offering, choozmail, had completed development and beta testing requirements and was available for sale on our website. Also driving the increase in the current year versus the same nine month period of a year ago is increased investment in furniture and computer equipment as a direct result of moving to a new head office.

Other Income/Expenses

During the nine months ended April 30, 2007, the Company expensed $239,796 in interest expense which was higher than the $53,309 expensed during the nine months ended April 30, 2006. In the nine months ended April 30, 2006, the initiation of amortization of deferred financing costs commenced as the Company successfully registered with the SEC and NASD. This registration initialized amortization of the deferred financing costs on a two-year straight-line basis, and included $51,467 which accounts for the material variance versus the nine month period ended April 30, 2007, which reflects a full nine-month amortization period versus only the equivalent of two months amortization in the prior year period.

Income Taxes

During the nine month period ended April 30, 2007, there was no income taxes payable or accrued taxes reversed, as compared to the nine months ended April 30, 2006 where we did incur a benefit for income taxes of $34,752. This was the result of the increase in the operating losses generated during the current year and the difference between amortization methods of software development costs between tax and book.

Net Loss

The Company recorded a net loss for the nine months ended April 30, 2007 of $507,029 versus a net loss of $250,256 for the same period in the previous year. The approximate doubling of the net loss in large part is driven by the expensing of deferred financing costs that are fully reflected in the current year, of $236,497.

Liquidity and Capital Resources

At April 30, 2007, the Company's need for cash included satisfying $171,543 of current liabilities, which consisted of accounts payable and accrued liabilities of $128,815 and bank indebtedness in the form of a bank overdraft of $42,728. At April 30, 2007, the Company had a working capital deficiency of $165,782. The Company did have available to it additional bank overdraft access of approximately $7,500.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At April 30, 2007, the Company had a cash overdraft of $50,000. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income for the balance of the current fiscal year and negatively impacting the next fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended April 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Dated: October 25, 2007	Nitar Tech Corp.

By: /s/ Luiz A. Brasil
Luiz A. Brasil
President

CERTIFICATIONS

EXHIBIT 31.1

I, Luiz Augusto Brasil, Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of NITAR TECH CORP.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 25, 2007

s/s Luiz Augusto Brasil

Luiz Augusto Brasil

Chief Executive Officer

CERTIFICATIONS

EXHIBIT 31.2

I, Jose Gustavo Brasil, Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of NITAR TECH CORP.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 25, 2007

s/s Jose Gustavo Brasil

Jose Gustavo Brasil

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz Augusto Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Luiz Augusto Brasil

Name: Luiz Augusto Brasil

Title: Chief Executive Officer

Dated: October 25, 2007

EXHIBIT 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jose Gustavo Brasil, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ Jose Gustavo Brasil

Name: Jose Gustavo Brasil

Title: Chief Financial Officer

Dated: October 25, 2007