Form 10KSB
period 2007-07-31
Nitar Tech Corp.
filed 2007-11-13
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended July 31, 2007.

TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1st 2007 to July 31st 2007.

NITAR TECH. CORP.

(Name of small business issuer in its charter)

Delaware	7372	98-0476582
_____________________	_____________________	_____________________
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Luiz Octavio Brasil

President
NITAR TECH. CORP

2283 Argentia Road, Unit 8, Mississauga, Ontario, L5N5Z2, C ANADA

Tel: (905) 824-5306    Fax: (866) 585-1408
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

State issuer's revenue for its most recent fiscal year:  Total revenue for the seven-month period ended July 31, 2007 was $943,009. This compares to the twelve month period ending December 31, 2006 of $3,930,671. Revenue from consulting fees and licensing fees in the current fiscal was $6,211 and $0, respectively. There were no revenue from consulting fees or licensing fees in the twelve month period ending December 31, 2006, as this fiscal period was pre-consolidation.

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

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,051,118 shares of common stock as of July 31, 2007.

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

Transitional Small Business Disclosure Format (Check one):  Yes X   No_

THIS PORTION INTENTIONALLY LEFT BLANK

IINDEX

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

CONSULTING LINE OF BUSINESS

4

ITEM 3.

COMPETITION

5

ITEM 4.

CHOOZMAIL

5

ITEM 5.

EMPLOYEES

5

ITEM 6.

DESCRIPTION OF PROPERTY

5

ITEM 7.

LEGAL PROCEEDINGS

5

ITEM.8.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

ITEM 9.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 10.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

5

ITEM 11.

GENERAL

6

ITEM 12.

RESEARCH AND DEVELOPMENT

6

ITEM 13.

SUMMARY CONSOLIDATED FINANCIAL INFORMATION

7

ITEM 14.

REVENUES

7

ITEM 15.

COST OF REVENUES

8

ITEM 16.

SALES AND MARKETING

8

ITEM 17.

GENERAL AND ADMINISTRATIVE

8

ITEM 18.

DEPRECIATION AND AMORTIZATION

8

ITEM 19.

OTHER INCOME/EXPENSES

8

ITEM 20.

INCOME TAXES

8

ITEM 21.

NET LOSS

9

ITEM 22.

LIQUIDITY AND CAPITAL RESOURCES

9

ITEM 23.

NEED FOR ADDITIONAL FINANCING

9

ITEM 24.

CRITICAL ACCOUNTING POLICIES

10

ITEM 25.

USE OF ESTIMATE

10

ITEM 26

SOFTWARE DEVELOPMENT COSTS

10

ITEM 27.

REVENUE RECOGNITION

11

ITEM 28.

FOREIGN CURRENCY TRANSLATION

11

ITEM 29.

RECENT ACCOUNTING PROUNCEMENTS

12

ITEM 30.

 CONTROLS AND PROCEDURES

13

ITEM 31.

AUDITED FINANCIAL STATEMENTS

14

ITEM 32.

SIGNATURES

29

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

ITEM 1.  DESCRIPTION OF BUSINESS

Nitar Tech. Corp. is a Delaware corporation organized January 12, 2004.

From 1995 to the end of December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated Labtech Systems as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000 Luiz and Gustavo Brasil jointly transferred their Technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. Labtech had two (2) lines of business operations; System Consulting and Customized Software Design and Development.

On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech’s issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts. Currently Nitar’s sources of revenue are “System Consulting” (customized software design).

On December 22nd of 2004 Nitar signed a Letter of Intent to acquire Connect Education Systems Inc. Connect Education Systems Inc. owns the software EducationOnTime. This software was developed in Brasil where it is distributed exclusively by Cenecte Educacao of Sao Paulo Brazil with more the 300,000 subscribers. Effective March 6, 2006, Issuer terminated the said Letter of Intent to acquire Connect Education Systems, Inc. Pursuant to the applicable provisions of the said LOI, all content of the Education On Time educational software had to be translated from Portuguese to English before the closing of the LOI. NITAR came to the conclusion that the translation cannot be accomplished at the time that would satisfy the LOI. NITAR did not incur any cost related to the termination of the LOI.

Effective July 11, 2007, Nitar announced that it has completed thorough due diligence review regarding the acquisition of Techpower-Semi Enterprise Pte., Ltd. (“TPS”), an established distributor of state-of-the-art electronic components based in Taipei, Taiwan. Thus, in accordance with the terms of the Letter of Intent, detailed in Registrant’s press release dated May 21, 2007, Registrant, in exchange for 8,000,000 of its common shares is acquiring 100% of the assets, both tangible and intangible, and stock of TPS.

Established in 2002, TPS has its core business as the distribution of electronic components produced by Asian manufacturers. The product line of TPS includes Semiconductors, Transistors, Diodes, Rectifiers, Power Management, Touch Display Panels, DRAM, Flash Ram and SRAM. Since inception, TPS has developed a reliable distribution business that has grown into a vital supply link serving the Asian, European, and North American computer-manufacturing sector.

ITEM 2.  CONSULTING LINE OF BUSINESS

Software Development (Consulting) Product Development (choozmail).

ITEM 3. COMPETITION

There are many competitors for our consulting line of business, from individual software developers to large multi-nationals corporations. Further, companies may decide to develop and maintain their systems using their own staff (in-house system development) as much of the required information and know how can be garnered from the Internet. To compete with these companies we rely on referral from existing and past clients.

ITEM 4.  CHOOZMAIL

In 2004 Labtech designed, and implemented choozmail.  Choozmail is a comprehensive secure Internet communications solution (email, chat) that was designed from the ground up and focuses on the family and children's safety and security. Currently over 10,000 of the original non-paying subscribers that did beta-testing choozmail are still on line. Choozmail does not have as to date any paying subscribers.

Our studies have not found any substantial need to invest in any further enhancements to choozmail.

ITEM 5.  EMPLOYEES

The Company has about 20 full-time employees resulting from the reverse merger with Techpower-Semi Enterprise Pte., Ltd. as of July 11, 2007.  No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 8. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended July 31, 2007.

ITEM 9.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s securities are currently trading on the Pink Sheet quotation board market under the ticker NCHP.PK. However, there is not an active market for our shares.  Such securities are currently held of record by a total of approximately 1,350 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 10. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This 10-KSB Filing contains forward-looking statements about Nitar Tech. Corp.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Nitar Tech. Corp’s actual results may differ materially from those indicated by the forward-looking statements.

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

The information presented here should be read in conjunction with Nitar Tech. Corp’s financial statements and related notes for the fiscal year ended July 31, 2007.

.

ITEM 11.  GENERAL

From 1995 to the end of December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated Labtech Systems as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000 Luiz and Gustavo Brasil jointly transferred their Technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. Labtech had two (2) lines of business operations; System Consulting and Customized Software Design and Development.

On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech’s issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts. Currently Nitar’s sources of revenue are “System Consulting” (customized software design).

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

Choozmail is fully developed, implemented and tested. In April 2005, Nitar retained the services of Marketing Solutions Ltd. of Toronto, Nitar's Agency of Record (AOR), to produce and air an Infomercial (DRTV – Direct Response Television Commercial).   Further, to support this brand-building campaign, we have entered into discussions a standby equity distribution agreement with Cornell Capital Partners, L.P.  Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $35,000,000 over a 24-month period. As of this date Nitar has not exercised these rights or sold any shares towards this agreement. In July of 2007 this agreement was terminated.

On May 7th, 2007, a Letter of Intent to Purchase  the company Techpower-Semi International Ltd. (TSI). TSI is based in Taipei, Taiwan, Established in 2002, TSI has its core business in the distribution of electronic components produced by Asian manufacturers. The company product line includes Semiconductors, Transistors, and Diodes, Rectifiers, Power Management, Touch Display Panels, DRAM, Flash RAM and SRAM. Since inception, TSI has developed a reliable distribution market that has become vital to the Orient computer manufacturing sector. The Nitar Board of Directors also stated that the company has satisfactorily completed a thorough due-diligence process and the acquisition was finalized on the 11th of July, 2007.

The Nitar Board of Directors also announced that, effective May 11, 2007, Mr. Jose Gustavo Brazil has resigned as Director and Secretary-Treasurer being substituted by the current Director of Finance, Mr. George Parselias, CMA, CGA, as Secretary-Treasurer.

The Company has also opened discussions with Mr. Nien-Chun Yang regarding his accepting a position on the Nitar Board of Directors.  Educated in Taiwan and the United States of America, Mr. Yang holds a position with the Chairman’s Office, Chinese National Party (KMT).  As a Director of Nitar Tech, Corp., Mr. Yang will bring to Nitar, a comprehensive, sophisticated and experienced background encompassing the areas of; diplomacy, arbitration, communications, business administration, strategic corporate planning, research and development, overseas investment and the marketing of advanced technology products on an international level.

ITEM 12.  RESEARCH AND DEVELOPMENT

The Company does not foresee the need for any research and development expense. If our marketing strategy for choozmail does not bring a substantial number of paying subscribers and yearly renewals Nitar will be forced to discontinue choozmail and stop providing this service.

ITEM 13.  SUMMARY CONSOLIDATED FINANCIAL INFORMATION

Seven months ended July 31, 2007 vs. the twelve months ended December 31, 2006.

ITEM 14.  REVENUES

Our revenues for the seven months ended July 31, 2007 decreased to $943,009 from $3,930,671 for the twelve month period ending December 31, 2006. The decrease was due to the Company making the strategic decision in the fiscal 2006 to exit several product lines due to low margins realization in very mature markets. The Company had re-focused itself in the current year to sourcing and selling higher margin products in its existing markets of Asia, Europe and more favorably penetrating the North American markets.

Efficient supply chain and logistics - We continue to review and improve our entire supply chain and logistics processes. We are implementing initiatives to centralize our supply chain management to allow greater flexibility in responding to changes in market conditions. In addition, we are exploring other initiatives to consolidate suppliers and logistics providers. Furthermore, we will continue to focus on increasing sales through drop shipment arrangements and container load programs.

Cost structure improvements - We have made efforts to improve profitability by reducing our overall operating expenses in response to factors affecting earnings, such as declines in ASPs and changes in our product mix. Our business environment is being transformed due to intense price competition. As a result, we continue to drive strategic initiatives to maximize operating efficiencies and enhance our competitiveness resulting in increased leverage in our overall operating expenses as a percentage of net sales.

We believe our future success will depend in large part upon our ability to:

·	Identify demand trends in the business and home markets and quickly develop and sell products that satisfy these demands;
·	Manage our cost structure to enable us to bring new products to our customers at competitive prices;

·	Respond effectively to new product announcements from our competitors by designing competitive products through the use of third parties;
·	Provide compatibility and interoperability of our products with products offered by other vendors and new technologies as they emerge;

·	Manage our product offerings either as stand-alone, in combination with other products or services, or in some other manner; and
·	Respond effectively to unexpected shifts in market demand towards products sold together under the same brand or away from stand-alone products.

Product sourcing initiative - In January 2007, we started to source products directly from the manufacturers. We believe this sourcing initiative has brought us closer to the supply base allowing us to more closely monitor market trends and supply cycles. In addition, this initiative has allowed us to consolidate our product purchasing power. We believe our sourcing initiative has enabled us to secure better pricing and better allocation of products during the current fiscal year. By means of this sourcing initiative, we hope to be less vulnerable to the inherent instability of the computer products industry.

ITEM 15.  COST OF REVENUES

Our cost of revenues for the seven months ended July 31, 2007 was $890,920 compared to $3,767,247 for the twelve months ended December 31, 2006.  The decrease of $2,876,327 of cost of revenues was the direct result of the decrease in wholesale and distribution side of the business versus the previous twelve months ended December 31, 2006.  The primary cost represents almost entirely the costs of inventories and related expenses for shipping-in and shipping-out the related items. The primary driver in the current period for reductions is due to the Company’s strategic decision to change its product mix and creating new product lines to generate more sales versus the prior period where sales reflected discounted pricing in order to reduce the inventory levels of products identified as needing to be replaced.

Our cost of sales consists primarily of the cost of inventory purchased from our contract manufacturers, manufacturing support costs, inventory provisions, warranty, shipping, warehouse and storage costs. We maintain relationships with third-party contract manufacturers, which we believe will be able to provide us with sufficient quantities of product in the normal course of business. We expect to continue to experience price fluctuations for our products. Changes in gross profit as a percentage of revenue, or gross margin, are primarily the result of changes in product mix and geographic mix, as well as general pricing dynamics.

ITEM 16. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional tradeshow and advertising expenses, travel and entertainment expenses, and legal and accounting expenses.

Sales, general and administrative expenses increased $15,659 from $154,383 for the twelve months ended December 31, 2006 to $170,042 for the seven months ended July 31, 2007.  This increase in operating expenses is mostly related to increased payroll costs.  The Company hired a new general manager in the current fiscal year. In addition there were more general and administrative expenses incurred in the current year as the Company changed its strategic direction.

ITEM 17.  GENERAL AND ADMINISTRATIVE

N/A as General and Administrative expenses are discussed in ITEM 16 above.

ITEM 18.  DEPRECIATION AND AMORTIZATION

In the seven months ended July 31, 2007 depreciation and amortization expense was $5,644 compared to $1,949 recorded in the twelve month period ended December 31, 2006. This was due to the increase in net book value od capital assets added during the consolidation completed during the current fiscal year. All depreciation and amortization expenses for both fiscal periods are included in the Company’s selling, general and administrative expense line item of its financial statements.

ITEM 19.  OTHER INCOME/EXPENSES

Our interest expense increased from $25,267 to $259,374 for the seven ending July 31, 2007 and the twelve months ending December 31, 2006, respectively.  This increase was almost entirely due to the Company writing off remaining deferred financing costs in the amount of $187,196 in the current fiscal year. No such amortized financing charges were recorded in the previous fiscal period, pre-consolidation.

ITEM 20.  INCOME TAXES

During the seven months ended July 31, 2007, we did not incur either a benefit or expense for income taxes due to a net loss in the period of $373,252. This compares to the prior twelve month period ending December 31, 2006, where the Company recorded a tax provision of $1,857 due to taxable income once timing issues for depreciation and amortization were adjusted for.

ITEM 21.  NET LOSS

Accordingly, for the seven months ended July 31, 2007, we incurred a net loss of $373,252 vs. a net loss of $6,027 for the year ended December 31, 2006.  The majority of the increase in net loss was driven by deferred financing costs that had been capitalized in the previous prior fiscal year were completely written-off in the current period. This reflects a one-time non-recurring transaction being recorded in the current year.

ITEM 22.  LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, the Company had current assets and liabilities totaling $1,242,239 and $1,012,412, respectively, this resulted in a working capital surplus of $229,827. Currently, its significant shareholders are financing the Company’s operations. The Company has incurred a net loss during the current fiscal year of $373,252 but does not anticipate this to continue into future fiscal years. The major focus in the Fiscal 2007 year and until investment financing has been secured will be a concerted effort by the Company’s two core developers to more intensely solicit systems consulting opportunities from both, mining new opportunities from existing clients, to soliciting net new customers. This will increase cash in-flows while maintaining expenditures at historical levels as no new employee(s) will be required – the increased capacity to support these increased sales initiatives in place with the existing manpower. As well, discretionary spending will be curtailed primarily in travel and entertainment, and cancelled new computer equipment rentals, which will assist in conserving cash to support the in-going entity status of the Company. None of the reduction in expenditures is expected to negatively affect the Company and its current and forecasted revenue streams as the capacity is currently in place with existing manpower and computer infrastructure, respectively.

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

ITEM 23.  NEED FOR ADDITIONAL FINANCING

The Company does not have sufficient capital to meet its short-term and long-term cash needs in terms of its ability to execute the formal business plan it has created for the next three to five years. Our plans in this regard are to seek loans, debt, or equity financings to cover both short-term and long-term cash needs to continue operations and expansion. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $5,000,000, primarily for launching the infomercial segment of a focused and targeted sales and marketing campaign to enhance the subscription sales of choozmail to the general public, and general and administrative and operating expenses. This capital is to be provided by prospective investment partners currently in negotiations which include private equity investors and small cap venture capitalists, and these funds will be sufficient to satisfy all of the capital requirements of the Company for a time period no greater than the next twelve months from date of receipt. There is no assurance that such additional funds will be available to the Company on acceptable terms, if at all. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have not generated any revenue and we require additional funds to satisfy our future operations. We believe that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, in the absence of additional capital investment, the Company will be unable to fully market and promote its service offerings. The Company will be able to provide whatever marketing initiatives regarding choozmail and will be able to organically finance same primarily through its systems consulting efforts. The Company is placing greater emphasis on its two core software developers to solicit additional systems consulting opportunities to increase revenues and provide internal cash flow to maintain its operations as depicted in its previous two fiscal years and its on-going concern status. The primary focus is to preserve current cash in-flows by curtailing any and all discretionary expenditures, primarily travel expenses, and eliminating any incremental new computer equipment, in a concerted effort to maximize all existing computer hosting capacity and bandwidth.  Our ability to achieve these objectives cannot be determined at this time. If we are unsuccessful in our endeavors, we may be forced to cease operations, to develop another line of business, to finance our operations through the sale of any assets we have, or to enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, financial resources, or plans to enter any other business as of this date.

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

Our significant accounting policies are described in Note 4 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management.

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

ITEM 26  SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company capitalized $0 of software development costs for both the seven months ending July 31, 2007. The pre-consolidation entity did not capitalize any software as the company initiatives did not utilize and software development.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for both the seven months ended July 31, 2007 and twelve months ended December 31, 2006, respectively.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the seven months ending July 31, 2007 and twelve months ending December 31, 2006, respectively.

ITEM 27.  REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 101, revenue is recognized when merchandise is shipped and title passes to the customer and collectability is reasonably assured.

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to the law of ROC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.  The Company generally recognizes product sales when the product is shipped.  In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received.

Some of the Company's revenues are derived from two additional sources: licensing of software and providing professional services. The Company's software is sold through licensing agreements that are on a month-to-month basis.  The software licensing agreements have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."  In addition, the Company has applied the provisions of the Emerging Task Force (“EITF”) No. 00-03, "Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware," to the Company’s software licensing agreements.  The Company's licensing agreements with customers generally include a software license, which includes use of software and hosting services and professional services, as described below.  The fees related to these multiple-element arrangements are allocated to the individual elements in accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. Professional services revenue consists of fees charged for product set-up and training and consulting services, which are determinable based upon vendor specific evidence of fair value.  Professional service revenue is recognized as the professional services are delivered provided all other revenue recognition requirements are met. All sales revenue and cost of sales are net of discounts and estimated returns.

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in income of $78,395 and $6,654 for the seven months ending July 31, 2007 and twelve months ending December 31, 2006, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $3,841 and $11,724 in the seven months ending July 31, 2007 and twelve months ending December 31, 2006, respectively, and are included in the other income in the accompanying consolidated statement of operations.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended July 31, 2009.  The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2009.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

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

THIS PORTION INTENTIONALLY LEFT BLANK

ITEM 31.  AUDITED FINANCIAL STATEMENTS

Financial Statements of

NITAR TECH CORP. AND SUBSIDIARIES

July 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  and Stockholders

Nitar Tech Corp. and Subsidiaries

Delaware

We have audited the accompanying consolidated balance sheets of Nitar Tech Corp. and Subsidiaries as of July 31, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the seven-month period ended July 31, 2007 and the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the seven-month period ended July 31, 2007and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Nitar Tech Corp. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

  October 29, 2007

NITAR TECH CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	31-Jul-07 (audited)	31-Dec-06 (audited)
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ **129,974**	$ 180,678
Accounts Receivable - Net of Allowance for Doubtful Accounts	**449,965**	1,276,178
Notes Receivable, Net	**10,439**	20,243
Inventories	**602,364**	426,796
Prepaid Expenses	**18,201**	29,732
Other Current Assets	**31,296**	12,058
Total Current Assets	$ **1,242,239**	$ 1,945,685
Property, Plant and Equipment - Net of Accumulated Depreciation	**39,698**	5,699
Software Development Costs - Net of Accumulated Amortization	**239,833**	-
Security Deposits	**96,971**	4,919
Fixed Term Deposits	**18,411**	18,411
Deferred Expenses	**12,819**	14,728
Total Assets	$ **1,649,971**	$ 1,989,442
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Short Term Loans	$ **42,267**	$ 853,908
Accounts Payable & Accrued Liabilities	**305,499**	322,937
Notes Payable	**293,314**	146,041
Advance from Customers	**371,332**	-
Income Taxes Payable	-	1,867
Total Current Liabilities	$ **1,012,412**	$ 1,324,753
Other Liabilities		
Deferred Tax Liability	$ -	$ -
Loan Term Notes Payable	-	55,686
Total Liabilities	$ **1,012,412**	$ 1,380,439
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 and 8,000,000 shares issued and outstanding at July 31, 2007 and 2006, respectively	$ **19,051**	$ 8,000
Additional Paid In Capital	**911,342**	598,980
Accumulated Deficit	**(377,883)**	(4,631)
Accumulated Other Comprehensive Income	**85,049**	6,654
Total Shareholders' Equity	$ **637,559**	$ 609,003
Total Liabilities and Shareholders' Equity	$ **1,649,971**	$ 1,989,442

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

NITAR TECH CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	31-Jul-07 (audited)	31-Dec-06 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Loss	$ **(373,252)**	$ (6,027)
Non-Cash Adjustments		
Contributed Services by Shareholders	**69,036**	-
Amortized Deferred Financing Costs	**229,119**	-
Depreciation and Amortization Expense	**10,344**	328
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts Receivable and Notes Receivable	**836,017**	(562,172)
Prepaid Expenses	**11,531**	(29,069)
Inventories	**(175,568)**	253,925
Other Current Assets	**(19,238)**	(8,608)
Accounts Payable and Accrued Liabilities	**17,438**	276,070
Advances From Customers	**371,332**	-
Other Current Liabilities	**(1,867)**	(2,178)
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ **974,892**	$ (77,731)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Investment in Capital Assets [incl. Nitar assets at BNV]	**(34,349)**	(5,900)
Investment in R&D [incl. Nitar assets at NBV]	**(239,833)**	-
Investment in Other Assets	**(90,143)**	(19,209)
NET CASH FROM INVESTING ACTIVITIES	$ **(364,325)**	$ (25,109)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Shareholder Loans	-	(645,000)
Short-Term Loans	**(811,641)**	417,652
Long-Term Loans	**(55,686)**	(28,644)
Notes Payable	**147,273**	-
Cash Dividend	-	(12,127)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ **(720,054)**	$ (268,119)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	**58,783**	(1,267)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ **(50,704)**	$ (372,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	**180,678**	552,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ **129,974**	$ 180,678
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ **30,255**	$ 2,851
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Contributed Services by Stockholders	$ **69,036**	$ -

The accompanying notes are an integral part of these financial statements.

NITAR TECH. CORP.

Notes to Consolidated Financial Statements

For the Seven Months Ended July 31, 2007 and the Year Ended December 31, 2006

1.

LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $373,252 during the seven-month period ended July 31, 2007, and an accumulated deficit of $1,305,470 at July 31, 2007.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

INCORPORATION

Nitar Tech. Corp., (“The Company”) was formed on January 12, 2004, under the laws of the State of Delaware.  Effective July 11, 2007, the Company completed the acquisition of Techpower-Semi Enterprise Pte., Ltd. (“TPS”), an established distributor of state-of-the-art electronic components based in Taipei, Taiwan.  This acquisition was effected through issuance of 8,000,000 shares of its common stock in exchange of 100% of the assets and stock of TPS.  The acquisition was done through a reverse merger to expand its operations as the Company had little operating activities prior to the acquisition.  Accordingly, TPS is considered the accounting acquirer of the transaction.

Established in 2002, TPS has its core business as the distribution of electronic components produced by Asian manufacturers. The product line of TPS includes Semiconductors, Transistors, Diodes, Rectifiers, Power Management, Touch Display Panels, DRAM, Flash Ram and SRAM. Since inception, TPS has developed a reliable distribution business that has grown into a vital supply link serving the Asian, European, and North American computer-manufacturing sector.

The Company maintains its offices in Mississauga, Ontario, Canada.

3.

BASIS OF PRESENTATION

The consolidated financial statements of Nitar Tech. Corp. and subsidiaries are prepared in accordance with generally accepted accounting principles used in the United States of America.  All significant inter-company balances and transactions have been eliminated.

4.

SIGNIFICANT ACCOUNTING POLICIES

a.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates when ultimately realized.

b.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

c.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account, customers’ payment history, and anticipated collections. Based on these factors, there was an allowance for doubtful accounts of $12,891 and $12,891 at July 31, 2007 and December 31, 2006, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

d.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. All inventories at July 31, 2007 and December 31, 2006 respectively are finished goods.

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

f.

Software Development Costs

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of

Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for the seven months ended July 31, 2007 and the year ended December 31, 2006, respectively.

Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the seven months ended July 31, 2007 and the year ended December 31, 2006 respectively.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the seven months ended July 31, 2007 and the year ended December 31, 2006, respectively.

g.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

h.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

i.

Shipping and Handling Costs

Shipping and handling costs are classified as selling expenses and are expensed as incurred.

j.

Lease Commitments

The Company has adopted SFAS No. 13, “Accounting for Leases”. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property. The current office lease agreements do not meet any of the above criteria, so they are classified and recorded as operating leases.

5.

REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 101, revenue is recognized when merchandise is shipped and title passes to the customer and collectability is reasonably assured.

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to the law of ROC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.  The Company generally recognizes product sales when the product is shipped.  In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received.

Some of the Company's revenues are derived from two additional sources: licensing of software and providing professional services. The Company's software is sold through licensing agreements that are on a month-to-month basis.  The software licensing agreements have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."  In addition, the Company has applied the provisions of the Emerging Task Force (“EITF”) No. 00-03, "Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware," to the Company’s software licensing agreements.  The Company's licensing agreements with customers generally include a software license, which includes use of software and hosting services and professional services, as described below.  The fees related to these multiple-element arrangements are allocated to the individual elements in accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. Professional services revenue consists of fees charged for product set-up and training and consulting services, which are determinable based upon vendor specific evidence of fair value.  Professional service revenue is recognized as the professional services are delivered provided all other revenue recognition requirements are met. All sales revenue and cost of sales are net of discounts and estimated returns.

6.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred.

7.

RISKS OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

8.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the local currency where the Company operates.  They include Canadian dollars (CAD) and New Taiwan dollars (NTD).  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in income of $78,395 and $6,654 for the seven-months ended July 31, 2007 and the year ended December 31, 2006, respectively

9.

EARNINGS PER SHARE

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the seven months ended July 31, 2007 and the year ended December 31, 2006 respectively.

10.

RECENT ACCOUNTING PRONOUNCEMENTS

•

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

•

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended July 31, 2009.  The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

11.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

July 31,	2007	December 31, 2006

Computer Hardware	$ 25,747	$ 22,662
Leasehold Improvements	4,197	-
Furniture & Equipment	38,751	6,390
	$ 68,695	$ 29,052
Less: Accumulated Depreciation	28,997	23,353

Net Property and Equipment	$ 39,698	$ 5,699

Depreciation expense for the seven months ended July 31, 2007 was $5,644 and $1,949, for the twelve months ended December 31, 2006 respectively.

12.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred during the seven months ended July 31, 2007 and the twelve months ended December 31, 2006 were as follows:

July 31,	2007	December 31, 2006

Gross Software Development Costs	$ 569,673	$ 0
Less: Accumulated Amortization	329,840	0

Net Software Development Costs	$ 239,833	$ 0

The Company recorded amortization of capitalized software development costs of $66,858 for the seven months ended July 31, 2007. For the five month period ended December 31, 2006, $58,139 was amortized. However as this was recorded pre-consolidation, this amount flowed through retained earnings and therefore not recorded on the consolidated statement of operations. Estimated aggregate minimum amortization expenses for each of the next five years are as follows:

Year Ending: July 31,	2008	2009	2009	2010	2011

	$119,916	$119,917	$ -	$ -	$ -

13.

BANK SHORT-TERM LOANS

In connection with the Company’s checking account, the Company has a bank overdraft protection loan available up to approximately $46,875 at July 31, 2007. The bank overdraft balance was $42,367 at July 31, 2007. The interest rate on the bank overdraft protection loan is the Canadian prime rate, 4.75%, plus 0.25%, which was 5.00% at July 31, 2007. Interest expense for the seven months ended July 31, 2007 was $2,682. The bank overdraft protection loan is personally guaranteed by two principal shareholders of the Company.

The interest rates of short-term bank loans for TPS range from 7.07% to 7.52% per annum.

14.

RELATED PARTY TRANSACTIONS

During the seven months ended July 31, 2007, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $131,832.  The contributed services were recorded as an expense in cost-of sales and general and administrative expenses and as an addition to Additional-Paid-In-Capital.  In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $4,687, and had professional and sales and marketing fees in the amount of $56,320 paid by stockholders during the seven months ended July 31, 2007.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts deemed to have been contributed to the Company by Kanak Consulting and Next Technologies for the seven months ending July 31, 2007 was $80,000. This amount was recorded as an addition to Additional Paid-In-Capital.

15.

INCOME TAXES

The consolidated provision for income taxes for the seven months ended July 31, 2007 and the year ended December 31, 2006 were $0 and $1,857, respectively.

16.

BUSINESS SEGMENTS AND OTHER REVENUE INFORMATION

The Company operated in three principal business segments.  The Company’s reportable business segments are the selling of computer software licensing agreements for their internet-based software products, computer software professional services consulting practice, and by far the material business line represented by the wholesale and distribution of electronic components. In addition, the Company reports certain administrative activities under the corporate segment.  The accounting policies of the reportable business segments are the same as those described in Note 4: Significant Accounting Policies.  The Company evaluates segment performance based on net income (loss).  The Company’s revenues were from external customers; no transactions between segments were recorded in the amounts shown in the following schedule.

For Seven Months Ending July 31, 2007	Wholesale and Distribution	Software Licensing Fees	Consulting	Corporate	Total Consolidated
Revenues	$ 936,798	$ -	$ 6,211	$ -	$ 943,009
Cost of Revenues	(797,883)	(83,413)	(9,625)	-	(890,920)
Selling, General & Administrative	(140,754)	(10,841)	(14,501)	(3,946)	(170,042)
Interest Expenses	(30,211)	-	-	(229,163)	(259,374)
Other Income	4,075	-	-	-	4,075
(Benefit from) Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$ (27,974)	$ (94,254)	$ (17,915)	$ (233,109)	$ (373,252)

Capital Expenditures	-	-	-	-	-
Total Assets	$ 1,281,937	$ 239,833	$ -	$ 128,201	$ 1,649,971

For Twelve Months Ending December 31, 2006	Wholesale and Distribution	Software Licensing Fees	Consulting	Corporate	Total Consolidated
Revenues	$ 3,930,671	$ -	$ -	$ -	$ 3,930,671
Cost of Revenues	(3,767,247)	-	-	-	(3,767,247)
Selling, General & Administrative	(154,383)	-	-	-	(154,383)
Interest Expenses	-	-	-	(25,267)	(25,267)
Other Income	-	-	-	12,056	12,056
(Benefit from) Provision for Income Taxes	(1,857)	-	-	-	(1,857)
					-
Net Income (Loss)	$ 7,184	$ -	$ -	$ (13,211)	$ (6,027)

Capital Expenditures	5,900	-	-	19,209	25,109
Total Assets	$ 1,970,233	$ -	$ -	$ 19,209	$ 1,989,442

The Company’s revenues were generated from North America, Europe ad Asia.  For the seven month period ending July 31, 2007 revenues from North America accounted for $136,750 with $806,259 representing sales to Europe and Asia.  For the twelve months ending December 31, 2006, revenues from Asia and Europe accounted for all revenues of $3,930,671. Revenues are attributed to countries based on the location of the customers. All long-lived assets of the Company are located within Canada and Taiwan.

17.

LEASES

The Company has two operating leases for its offices in Taipei, Taiwan, that will expire in December 2007 and September 2008, respectively. The future minimum lease payments at July 31, 2007 are approximately $33,240 annually.

18.

CONSOLIDATED PRO-FORMA FINANCIAL STATEMENTS

Based on the reverse merger on July 11, 2007, the following pro-forma consolidated statements of operations are presented to portray the pre-acquisition entity of TPS as of December 31, 2006 and Nitar Tech Corp. for the consolidated entity as if the acquisition of TPS was effected as of January 1, 2007.

Table of Contents

  SIGNATURES

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITAR TECH CORP.

By: /s/ Luiz Augusto Brasil

Luiz Augusto Brasil, Chief Executive Officer

Dated: November 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/

Luiz Augusto Brasil

Chief Executive Officer

Dated: November 13, 2007

/s/

Luiz O. Brasil

President and Director

Dated: November 13, 2007

/s/

George Parselias

Secretary, Treasurer,

Principal Financial Officer, Principal

Accounting Officer and Director

Dated: November 13, 2007

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Luiz O. Brasil, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nitar Tech Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 13, 2007 , /s/ Luiz O. Brasil ---------------------------- Luiz O. Brasil (Principal Executive Officer)

EXHIBIT 31.2

PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, George Parselias, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nitar Tech Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 13, 2007 ,

/s/  George Parselias

----------------------------

George Parselias

(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with this Annual Report of Nitar Tech Corp. (the "Company") on Form 10-KSB for the seven months ended July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Luiz O. Brasil, President of the Company, certifies to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on Form 10-KSB for the seven months ended July 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the seven months ended fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 13, 2007 /s/ Luiz O. Brasil -------------------- Luiz O. Brasil (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Nitar Tech Corp. (the "Company") on Form 10-KSB for the seven months ended July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Parselias, Chief Financial Officer of the Company, certifies to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on Form 10-KSB for the seven months ended July 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the seven months ended fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 13, 2007 /s/ George Parselias -------------------- George Parselias (Principal Financial Officer)

34