Form 10QSB
period 2007-10-31
Nitar Tech Corp.
filed 2007-12-21
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2007 to October 31, 2007

Commission File Number: 333-127170

NITAR TECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0476582 (I.R.S. Employer Identification No.)

2283 Argentia Road, Unit 10, Box 8

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

The number of shares of the Registrant's common stock issued and outstanding at December 21, 2007, was 19,051,118.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11
Item 3.	Controls and Procedures	14

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15

PART I - FINANCIAL INFORMATION

NITAR TECH CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	31-Oct-07 (unaudited)	31-Jul-07 (audited)
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ 56,166	$ 129,974
Accounts Receivable - Net of Allowance for Doubtful Accounts	440,562	449,965
Notes Receivable, Net	18,596	10,439
Inventories	500,068	602,364
Prepaid Expenses	167,734	18,201
Other Current Assets	22,510	31,296
Total Current Assets	$ 1,205,636	$ 1,242,239
Property, Plant and Equipment - Net of Accumulated Depreciation	41,483	39,698
Software Development Costs - Net of Accumulated Amortization	159,926	239,833
Security Deposits	97,480	96,971
Fixed Term Deposits	12,338	18,411
Deferred Expenses	12,064	12,819
Total Assets	$ 1,528,927	$ 1,649,971
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Short Term Loans	$ 94,842	$ 42,267
Accounts Payable & Accrued Liabilities	337,358	305,499
Notes Payable	340,423	293,314
Advance from Customers	147,117	371,332
Total Current Liabilities	$ 919,740	$ 1,012,412
Other Liabilities		
Long Term Notes Payable	113,645	-
Total Liabilities	$ 1,033,385	$ 1,012,412
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 shares issued and outstanding at October 31 and July 31, 2007	$ 19,051	$ 19,051
Additional Paid In Capital	911,342	911,342
Accumulated Deficit	(536,516)	(377,883)
Accumulated Other Comprehensive Income	101,665	85,049
Total Shareholders' Equity	$ 495,542	$ 637,559
Total Liabilities and Shareholders' Equity	$ 1,528,927	$ 1,649,971

NITAR TECH CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

	Three Monthsd Ended 31-Oct-07 (unaudited)	Three Months Ended 31-Oct-06 (unaudited)
Net Revenues:		
Distribution and Wholesale	$ 431,619	$ 800,945
Consulting	16,117	41,476
Total Net Revenues	$ 447,736	$ 842,421
Cost of Revenues	413,319	810,183
Gross Profit	$ 34,417	$ 32,238
Selling, General and Administrative Expenses	190,833	138,785
Operating Loss from Operations	$ (156,416)	$ (106,547)
Interest Expenses	6,826	87,466
Other Income	4,609	13,191
Net Loss Before Income Taxes	$ (158,633)	$ (180,822)
Provision for Income Taxes	-	-
Net Loss	$ (158,633)	$ (180,822)
Comprehensive Income		
Foreign Currency Translation Adjustment	16,616	15,855
Total Comprehensive Income (Loss)	$ (142,017)	$ (164,967)
Net Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.02)
Weighted Average Shares Outstanding - Basic and Diluted	19,051,118	11,813,023

NITAR TECH CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

	31-Oct-07 (unaudited)	31-Oct-06 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Loss	$ **(158,633)**	$ (180,822)
Non-Cash Adjustments		
Contributed Services by Shareholders	-	-
Amortized Deferred Financing Costs	-	75,769
Depreciation and Amortization Expense	**79,907**	31,617
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts Receivable and Notes Receivable	**1,246**	(103,447)
Prepaid Expenses	**(149,533)**	7,782
Inventories	**102,296**	3,824
Other Current Assets	**15,105**	270,033
Accounts Payable and Accrued Liabilities	**31,859**	(476,733)
Advances From Customers	**(224,215)**	-
Other Current Liabilities	-	
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ **(301,968)**	$ (371,977)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Investment in Capital Assets	-	(5,900)
Investment in R&D	-	-
Investment in Other Assets	-	(19,209)
NET CASH FROM INVESTING ACTIVITIES	$ -	$ (25,109)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Short-Term Loans	**52,575**	344,796
Long-Term Loans	**113,645**	(8,117)
Notes Payable	**47,109**	-
Additional-Paid-In-Capital	-	-
Cash Dividend	-	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ **213,329**	$ 336,679
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	**14,831**	27,048
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ **(73,808)**	$ (33,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	**129,974**	98,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ **56,166**	$ 65,457
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ **6,826**	$ 87,466
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Contributed Services by Stockholders	$ -	$ -

NITAR TECH CORP.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

1.

Liquidity and Management’s Plans

 The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $158,633 during the three months ended October 31, 2007, and an accumulated deficit of $536,516 at October 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reporting Entity and its Business Scope

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

The Company maintains its offices in Mississauga, Ontario, Canada.

The consolidated financial statements of Nitar Tech. Corp. and subsidiaries are prepared in accordance with generally accepted accounting principles used in the United States of America.  All significant inter-company balances and transactions have been eliminated.  It is management’s opinion that all adjustments are of normal recurring nature.  All adjustments necessary for a fair statement of the results for the interim periods have been made.

3.

Summary of Significant Accounting Policies

a.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

b.

Financial instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of financial instruments including cash, receivables, prepaid expenses, accounts payable, bank loans and notes payable approximates their fair value at the reporting balance sheet dates due to the relatively short-term nature of these instruments.  The fair market value of long-term debt can not be determined due to a lack of comparability of similar market instruments.

c.

Income Tax

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS” No. 109), “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

d.

Foreign Currency Translation

The Company maintains its books and accounting records in Taiwan Dollars (“TWD”), the currency of the ROC.  The Company’s functional currency is also TWD. The Company has adopted SFAS 52 in translating financial statement amounts from TWD to the Company’s reporting currency, United States dollars (“US$”). All assets and liabilities are translated at the current rate. The shareholders’ equity accounts are translated at appropriate historical rate. Revenue and expenses are translated at the weighted average rates in effect on the transaction dates.

Foreign currency gains and losses, if any, are included in the Consolidated Statements of Operations as a component of other comprehensive income.

e.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect that the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended July 31, 2009. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2009.  The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

        4. Business Segments and Other Revenue Information

The Company operated in three principal business segments.  The Company’s reportable business segments are the selling of computer software licensing agreements for their internet-based software products, computer software professional services consulting practice, and by far the material business line represented by the wholesale and distribution of electronic components. In addition, the Company reports certain administrative activities under the corporate segment.  The accounting policies of the reportable business segments are the same as those described in Note 3: Significant

Accounting Policies.  The Company evaluates segment performance based on net income (loss).  The Company’s revenues were from external customers; no transactions between segments were recorded in the amounts shown in the following schedule.

The Company’s revenues were generated from North America, Europe and Asia.  For the three month period ending October 31, 2007 revenues from North America accounted for $16,117 with $431,619 representing sales to Europe and Asia.  Revenues are attributed to countries based on the location of the customers. All long-lived assets of the Company are located within Canada and Taiwan.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2007, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED OCTOBER 31, 2007

Revenues

During the three months ended October 31, 2007 the Company generated $447,736 in net revenues. Revenues from the consulting line of business accounted for $16,117 in revenue while the wholesale and distribution part of the Company generated $431,619. Revenues of $16,117 were generated in North America while revenues of $431,619 were generated in Europe and Asia.

The Company is continuing its strategy commenced in the fourth quarter of its previous fiscal year of strategically exiting low profit margin product offerings in its core business of wholesale and distribution and introducing new higher margin product lines in its existing client base while also pursuing new customers in expanded regions in Europe, Asia and North America.

Cost of Revenues

Cost of revenues for the three month period ended October 31, 2007 was $413,319. This amount represents entirely the cost of products sold and all shipping, handling, and warehousing costs. The Company is continuing its direction of exiting old or discontinued non-profitable products while also introducing and carrying new products and extended lines of new product offerings.

Sales and Marketing

Total sales and marketing expenses for the three months ended October 31, 2007 was $48,546.This consists primarily of travel related expenses to secure existing customer relationships as well as initiate new client initiatives in existing and new territories and regions.

General and Administrative

In the three months ended October 31, 2007, general and administrative expenses were $62,380.These expenses consisted of primarily professional fees for accounting, tax and legal services engaged by the Company, as well as for SEC registration and other consulting fees incurred for financing initiatives.

Depreciation and Amortization

Our depreciation and amortization for the three months ended October 31, 2007 was $79,907. Almost the entire amount, $75,634, was comprised of the amortization of capitalized research and development costs that the Company amortizes on a straight-line basis. These deferred research and development costs will be fully written-off by the end of the current fiscal year on July 31, 2008. The balance of the amount incurred in the current quarter, $4,273, represents the current quarter’s depreciation of computer hardware.

Other Income/Expenses

In the quarter ended October 31, 2007, the Company expensed $6,826 in interest expense which and reflects interest paid on the existing line-of-credit facility used during the first quarter of the fiscal year, $52,127 and interest paid on short-term working capital borrowings of $42,715. Other income was realized in the amount of $4,609 generated from interest earned on security and other deposits.

Income Taxes

During the three month period ended October 31, 2007, we incurred no tax benefit nor had to record a provision for income taxes as the Company had a net loss position of $158,633.

Net Loss

The Company recorded a net loss for the three months ended October 31, 2007 of $158,633. It is anticipated that during the next nine months of the current fiscal year, initiatives invested in new product lines and sales and marketing activities should contribute to the Company stemming the net loss incurred during the three months ended October 31, 2007, with the goal of achieving at the very least a break-even pre-tax income level by the fiscal year-end of July 2008.

Liquidity and Capital Resources

At October 31, 2007, the Company's need for cash included satisfying $919,740 of current liabilities, which consisted of accounts payable and accrued liabilities of $337,358, bank indebtedness in the form of a bank overdraft of $52,217, notes payable of $340,423, and customer advances remaining of $147,117. At October 31, 2007, the Company had a working capital surplus of $285,896. The Company did have available to it additional bank overdraft access of approximately $50,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At October 31, 2007, the Company had a cash overdraft of $52,217 offset by cash on hand of $56,166. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in the fiscal year 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended October 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Dated: December 21, 2007	Nitar Tech Corp.

By: /s/ Luiz O. Brasil
Luiz O. Brasil
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

Date: December 21, 2007	/s/ Luiz Augusto Brasil________
Luiz Augusto Brasil
Chief Executive Officer

CERTIFICATIONS

EXHIBIT 31.2

I, George Parselias, Chief Financial Officer, certify that:

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

Date: December 21, 2007	/s/ George Parselias__
George Parselias
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the three month period ended October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz Augusto Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Luiz Augusto Brasil

Name: Luiz Augusto Brasil

Title: Chief Executive Officer

Date: December 21, 2007

EXHIBIT 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the three month period ended October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ George Parselias

Name: George Parselias

Title: Chief Financial Officer

Date: December 21, 2007