Form 10-Q
period 2008-01-31
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2007 to January 31, 2008

Commission File Number: 333-127170

NITAR TECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0476582 (I.R.S. Employer Identification No.)

3950 Worthview Place

Mississauga, Ontario, CANADA, L5N 6S7

(Address of principal executive offices, including zip code)

(905) 824-2600

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

The number of shares of the Registrant's common stock issued and outstanding at May 8, 2009, was 19,051,118.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	15
Item 3.	Controls and Procedures	19

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	PAGE

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5 – 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 – 13

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Balance Sheets (Unaudited)

(all in USD)

	31-Jan-08 (unaudited)	31-Jul-07
Current Assets		
Cash and Cash Equivalents	$ -	$ 129,974
Accounts Receivable - Net of Allowance for Doubtful Accounts	25,575	449,965
Notes Receivable, Net	-	10,439
Inventories	-	602,364
Prepaid Expenses	145	18,201
Other Current Assets	-	31,296
Total Current Assets	$ 25,720	$ 1,242,239
Property and Equipment - Net of Accumulated Depreciation	19,053	39,698
Software Development Costs - Net of Accumulated Amortization	62,609	239,833
Security Deposits	-	96,971
Fixed Term Deposits	-	18,411
Deferred Expenses	-	12,819
Total Assets	$ 107,383	$ 1,649,971
Current Liabilities		
Bank Overdraft	$ 46,595	$ -
Short Term loans	-	42,267
Accounts Payable & Accrued Liabilities	113,205	305,499
Notes Payable	-	293,314
Advances from Customers	-	371,332
Due to Shareholders	3,802	
Total Current Liabilities	$ 163,603	$ 1,012,412
Other Liabilities		
Long Term Notes Payable	$ -	$ -
Shareholder Advances	-	-
Total Liabilities	$ 163,603	$ 1,012,412
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 shares issued and outstanding	$ 19,051	$ 19,051
Additional Paid In Capital	1,984,855	911,342
Retained Earnings	(2,018,042)	(377,883)
Accumulated Comprehensive Income	(42,085)	85,049
Total Shareholders' Equity	$ (56,219)	$ 637,559
Total Liabilities and Shareholders' Equity	$ 107,384	$ 1,649,971

NITAR TECH CORP. AND SUBSIDIARY
Consolidated Condensed Statement of Cash Flows (unaudited)
(all in USD)

	Six Month Period Ended January 31, 2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$ (509,507)	$ (333,050)
Non-Cash Adjustments		
Common Stock Issued in Connection with Reorganization of Labtech Systems Inc.	-	-
Common Stock Issued in Exchange for Services Rendered by Shareholders	-	-
Contributed Services by Shareholders	68,653	93,287
Amortized Deferred Financing Costs	-	-
Depreciation and Amortization Expense	177,225	61,413
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts & Notes Receivable	434,829	5,352
Prepaid Expenses	18,056	390
Inventories	602,364	-
Other Current Assets	31,296	-
Accounts Payable & Accrued Liabilities	(192,294)	11,961
Advances from customers	(371,332)	-
Other Current Liabilities	3,802	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ 63,174	$ (160,646)
CASH FLOWS FROM INVESTING ACTIVITIES:		
NET CASH FROM INVESTING ACTIVITIES	$ -	$ -
CASH FLOWS FROM FINANCING ACTIVITIES:		
Shareholder Loans	3,802	-
Short-Term loans	(42,267)	-
Net Repayment from Bank Indebtedness	-	(7,572)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ (38,465)	$ (7,572)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(127,470)	9,598
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (102,761)	$ (158,621)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,166	100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (46,595)	$ (158,521)
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ -	$ -
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Conributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	68,653	93,287

NITAR TECH CORP.  AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

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

The accompanying unaudited interim financial statements reflect5 all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at January 31, 2008 and 2007, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

f.

Software Development Costs

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for the six months ending January 31, 2008 and 2007, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2,

costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the six months ended January 31, 2008 and 2007.

The Company currently has available for general release to customers two products.  The first product developed by the Company was DyanmicHub, which was fully developed in 1998 and fully amortized by December 31, 2003.  All of the Company’s licensing fee revenue was from the selling of licenses for DyanmicHub.  The second product developed by the Company was Choozemail, which was fully developed on August 1, 2004 and available for general release to customers on their website.  However, the Company has not actively pursued selling the product and is waiting on the commercial rollout of the product pending additional financing.  As of January 31, 2007, the Company has not sold any licenses for Choozemail.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the nine months ending January 31, 2008 and 2007, respectively.

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

j.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the six months ended January 31, 2008 and 2007 were $0 and $33,274, respectively.

k.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

l.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $994 and $84,372 for the six months ending January 31, 2008 and 2007, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately ($228) and ($568) in the six months ending January 31, 2008 and 2007, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

m.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the six month periods ending January 31, 2008 and 2007.

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

4.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

January 31,	2008	2007

Computer Hardware	$ 29,222	$ 24,637
Leasehold Improvements	4,764	4,017
Furniture & Fixtures	38,926	32,820
	$ 72,912	$ 61,474
Less: Accumulated Depreciation	53,859	34,296

Net Property and Equipment	$ 19,053	$27,178

Depreciation expense for the three months ended January 31, 2008 and 2007 was $104,261 and $2,215, respectively.

5.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred during the six months ended January 31, 2008 and 2007 were as follows:

January 31,	2008	2007

Gross Software Development Costs	$ 646,639	$ 545,200
Less: Accumulated Amortization	584,030	305,367

Net Software Development Costs	$ 62,609	$ 239,833

The Company recorded amortization of capitalized software development costs of $176,224 and $56,652 for the six months ended January 31, 2008 and 2007, respectively.

6.

DEFERRED FINANCING COSTS

No additional deferred financing costs were incurred during the six months ended January 31, 2008.

January 31,	2008	2007

Deferred Financing Costs	$ 647,049	$ 610,606
Less: Accumulated Amortization	647,049	276,861

Net Deferred Financing Costs	$ -	$ 330,745

The Company recorded amortization of capitalized deferred financing costs of $0 and $91,080 for the six months ended January 31, 2008 and 2007, respectively.

7.

RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2008 and 2007, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $51,241 and $21,582, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.

Advances from Stockholders’ are advances and payments from principal stockholders of the Company.  The notes are unsecured and contain no formal repayment terms.  A total of $3,791 was outstanding and advances from Shareholders’ as at January 31, 2008, compared to $0 in 2007.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the nine months ending January 31, 2008 and 2007, respectively, are as follows:

January 31,	2008	2007

Consulting Fees: Kanak Consulting	$ 30,274	$ 38,975
Next Technology	30,274	38,975
Total Related Party Fees	$ 60,548	$ 77,950

8.

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED JANUARY 31, 2008 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2007

Revenues

During the three months ended January 31, 2008 the Company generated $171,411 revenue from wholesale and distribution and consulting, compared to $842,421 in the three month period ended January 31, 2007. From a revenue source perspective, the majority of the revenue for the period is wholesale and distribution $166,537 or 97% versus consulting revenue of $4,871 or 3%. In the three months ended January 31, 2007, $800,945 or 95% of revenue was generated from wholesale and distribution.

During the 2ND quarter of fiscal 2008, the revenue decrease year over year was a direct result of the change in product lines for the distribution and wholesale business and lack of revenue generation from the consulting and licensing segments. Additional growth from consulting can be achieved before additional personnel will be required.

Cost of Revenues

Cost of revenues for the three month period ended January 31, 2008 was $171,105, which consisted primarily of product purchases for resale purposes of $136,884. In the period ended January 31, 2007, cost of revenues totaled $810,183 which consisted of $648,146 of product purchases for the period.

Sales and Marketing

Total sales and marketing expenses for the three months ended January 31, 2008 were $0 versus $21,900 in the three months ended January 31, 2007. The major reason for the decrease was due to the decreases in spending of advertising and promotional initiatives related to the change in product lines and decrease in the sales force.

General and Administrative

In the three months ended January 31, 2008, general and administrative expenses were $125,266 versus $32,357 for the three month period ended January 31, 2007. The main variance is attributed to increased legal and accounting fees. Legal, accounting as well as other administrative expenses for the three months ended January 31, 2008 in the TechPower subsidiary accounted for the difference.

Depreciation and Amortization

Depreciation and amortization for the three months ended January 31, 2008, versus the three months ended January 31, 2007, increased from $32,357 to $104,261.

Other Income/Expenses

In the quarter ended January 31, 2008, the Company expensed $25,197 in interest expense which was lower than the $87,466 expensed in the same quarter of the prior year.  In the three months ended January 31, 2008, Other Income resulted in a loss of $826 versus income of $13,191 in the comparable period in the prior year.  At the end of the quarter ended January 31, 2008 the company discontinued its TechPower subsidiary that was responsible for all its wholesale and distribution.  As a result a charge of $199,919 was taken to close down the operations.

Income Taxes

During the three month period ended January 31, 2008, we incurred no benefit from income taxes same as in the comparable prior period.

Net Loss

The Company recorded a net loss for the three months ended January 31, 2008 of $455,162 versus a comparable net loss of $180,822 for the same period in the previous year.

SIX MONTH PERIOD ENDED JANUARY 31, 2008 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2007

Revenues

During the six months ended January 31, 2008 the Company generated $691,144 in revenue from wholesale and distribution as well as the sale of consulting services, versus $1,684,842 in the same six month period ended January 31, 2007. From a revenue source perspective, the vast majority of the revenue in the current year as well as the prior year was generated from wholesale and distribution, 96.6% of total revenues in 2008 versus 95% in 2007.

During the first six months of fiscal 2008 the revenue decrease over the prior year was a direct result of reduction in wholesale and distribution as well as consulting opportunities. This decrease was not impacted by a reduction in existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing, which will allow it to execute the full marketing and promotion necessary to materially grow the DynamicHub and choozmail© product lines. Another contributing factor in the revenue decrease was a result of the discontinuation of the wholesale and distribution business at the TechPower subsidiary.

Cost of Revenues

Cost of revenues for the six month period ended January 31, 2008 were $584,424, which consisted of fees paid for product for the wholesale and distribution ($467,539) business as well as fees paid for the resources required for the consulting business. In the period ended January 31, 2007, cost of revenues was $1,620,366 and consisted of the same cost elements, plus costs for software licensing fees of $243,055. The principal cost of revenue item during the six months ended January 31, 2007 consisted of fees paid to consulting services staff of $81,018 and wholesale and distribution of $1,296,293. The primary driver for the overall decrease in cost of revenues for the six months ended January 31, 2008, versus the six months ended January 31, 2007, was due to decreased consulting fees and the decrease and subsequent discontinuation of the of wholesale and distribution business.

Sales and Marketing

Total sales and marketing expenses for the six months ended January 31, 2008 were $73,252 versus $173,898 for the six months ended January 31, 2007. The major reason for the decrease was due to declining sales across all business segments which has reduced sales and marketing initiatives. Further in the current year, sales and marketing personnel are being terminated and planned advertising and promotion budgets are being drastically reduced or cut in order to reduce expenses commensurate with the decline in los sales revenues.

General and Administrative

In the six months ended January 31, 2008, general and administrative expenses were $65,592 versus $72,055 for the six month period ended January 31, 2007. The main variance is attributed to decreased legal and accounting fees. As well, there has been an office closures in the wholesale and distribution business segment which has generated approximately $35,000 in occupancy cost savings.

Depreciation and Amortization

Our depreciation and amortization for the six months ended January 31, 2008, versus the six months ended January 31, 2007 increased from $31,617 to $177,255. The reason for the variance was the accelerated write-down of amortized software development costs. The Company’s Management determined that there was no useful life beyond the current reporting period and thusly expensed the remaining balance of $90,825.

Other Income/Expenses

During the six months ended January 31, 2008, the Company had other income of $3,783 compared to an income of $26,382 in the prior year.  Interest expense for the six months ended January 31, 2008, was $32,022 compared to  the same six month period in the prior year of

$174,932.  The bulk of the other expense in the prior period was due to the amortization of deferred financing costs. In addition we have a one time loss in the six months ended January 31, 2008, due to the discontinued operations of the wholesale and distribution division of the company that resulted in the loss of $199,919.

Income Taxes

During the six month period ended January 31, 2008, and the same six month period in the prior year there were no benefit from income taxes.

Net Loss

The Company recorded a net loss for the six months ended January 31, 2008 of $613,795 versus a net loss of $361,644 for the same period in the previous year.

Discontinued Operations

As of January 31, 2008 the company had discontinued its wholesale and distribution business out of its TechPower subsidiary.  This resulted in disposing of assets with a book value of $1,031,769 and liabilities of $831,850.  The company recognized a one time loss on discontinued operations of $199,919.

Liquidity and Capital Resources

At January 31, 2008, the Company's need for cash included satisfying $113,205 of current liabilities, which consisted of accounts payable and accrued liabilities and bank indebtedness in the form of a bank overdraft of $46,595. At January 31, 2008, the Company had a working capital deficiency of $137,882. The Company did have available to it additional bank overdraft access of approximately $2,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At January 31, 2008, the Company had a cash overdraft of $46,595. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in the 2008 fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND

PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended January 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Nil

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2009	Nitar Tech Corp.

By: /s/ Luiz . Brasil
Luiz . Brasil
President

CERTIFICATIONS

EXHIBIT 31.1

I, Luiz A Brasil, Chief Executive Officer, certify that:

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

Date: June 29, 2009	/s/ Luiz A Brasil________
Luiz A Brasil
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

Date: June 29, 2009	/s/ George Parselias__
George Parselias
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A Basil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Luiz A Brasil

Name: Luiz A Brasil

Title: Chief Executive Officer

Date: June 29, 2009

EXHIBIT 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ George Parselias

Name: George Parselias

Title: Chief Financial Officer

Date: June 29, 2009