Form 10-Q
period 2008-04-30
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2007 to April 30, 2008

Commission File Number: 333-127170

NITAR TECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0476582 (I.R.S. Employer Identification No.)

3950 Worthview Place,

 Mississauga, ON Canada L5N 6S7

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

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	15
Item 3.	Controls and Procedures	19

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	PAGE

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5 – 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 – 13

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Balance Sheets (Unaudited)

(all in USD)

	30-Apr-08 (unaudited)	31-Jul-07
Current Assets		
Cash and Cash Equivalents	$ -	$ 129,974
Accounts Receivable - Net of Allowance for Doubtful Accounts	25,158	449,965
Notes Receivable, Net	-	10,439
Inventories	-	602,364
Prepaid Expenses	143	18,201
Other Current Assets	-	31,296
Total Current Assets	$ 25,301	$ 1,242,239
Property and Equipment - Net of Accumulated Depreciation	12,247	39,698
Software Development Costs - Net of Accumulated Amortization	-	239,833
Security Deposits	-	96,971
Fixed Term Deposits	-	18,411
Deferred Expenses	-	12,819
Total Assets	$ 37,549	$ 1,649,971
Current Liabilities		
Bank Overdraft	$ 51,667	$ -
Short Term loans	-	42,267
Accounts Payable & Accrued Liabilities	122,898	305,499
Notes Payable	-	293,314
Advances from Customers	-	371,332
Total Current Liabilities	$ 174,566	$ 1,012,412
Other Liabilities		
Long Term Notes Payable	$ -	$ -
Shareholder Advances	-	-
Total Liabilities	$ 174,566	$ 1,012,412
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 shares issued and outstanding	$ 19,051	$ 19,051
Additional Paid In Capital	1,949,218	911,342
Retained Earnings	(2,134,449)	(377,883)
Accumulated Comprehensive Income	29,162	85,049
Total Shareholders' Equity	$ (137,017)	$ 637,559
Total Liabilities and Shareholders' Equity	$ 37,549	$ 1,649,971

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Operations (unaudited)

(all in USD)

	Three Months Ended April 30, 2008	2007
Net Revenues:		
Distribution and Wholesale	$ -	$ -
Consulting	**1,306**	$ 10,361
Software Licensing Fees	-	7,510
Total Net Revenues	$ **1,306**	$ 17,871
Cost of Revenues and Operating Expenses:		
Cost of Revenues	$ -	$ 43,275
Sales, General & Administrative Expenses	**47,976**	39,935
Depreciation and Amortization	**102,780**	29,624
Operating (Loss) Income from Operations	$ **(149,450)**	$ (94,963)
Interest Expenses	**1,082**	78,958
Other Income	-	
Gain/(Loss) from Disposition of TechPower Assets	**(199,919)**	
	-	
(Loss) Income Before Income Taxes	$ **(150,531)**	$ (173,921)
(Benefit From) Provision for Income Taxes	-	-
	$ -	
Net (Loss) Income	$ **(150,531)**	$ (173,921)
Comprehensive Income		
Foreign Currency Translation Income	**71,247**	24,577
Total Comprehensive Income (Loss)	$ **(79,284)**	$ (149,344)
Net (Loss) Income Per Share - Basic and Diluted	$ **(0.00)**	$ (0.01)
Weighted Average Shares Outstanding - Basic and Diluted	**19,051,118**	11,051,118

NITAR TECH CORP. AND SUBSIDIARY
Consolidated Condensed Statement of Operations (unaudited)
(all in USD)

	Nine Months Ended April 30, 2008	2007
Net Revenues:		
Distribution and Wholesale	$ **598,156**	$ 1,601,890
Consulting	**22,294**	93,313
Software Licensing Fees	-	7,510
Total Net Revenues	$ **620,450**	$ 1,702,713
Cost of Revenues and Operating Expenses:		
Cost of Revenues	$ **584,424**	$ 1,663,641
Sales, General & Administrative Expenses	**186,820**	285,888
Depreciation and Amortization	**280,005**	61,241
Operating (Loss) Income from Operations	$ **(430,799)**	$ (308,057)
Interest Expenses	**33,104**	253,890
Other Income	**3,783**	26,382
Gain/(Loss) from Disposition of TechPower Assets	**(199,919)**	-
(Loss) Income Before Income Taxes	$ **(660,038)**	$ (535,565)
(Benefit From) Provision for Income Taxes	-	-
Net (Loss) Income	$ **(660,038)**	$ (535,565)
Comprehensive Income		
Foreign Currency Translation Income	**(55,887)**	51,625
Total Comprehensive Income (Loss)	$ **(715,925)**	$ (483,940)
Net (Loss) Income Per Share - Basic and Diluted	$ **(0.04)**	$ (0.03)
Weighted Average Shares Outstanding - Basic and Diluted	**19,051,118**	16,384,451

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Cash Flows (unaudited)

(all in USD)

	Nine Month Period Ended April 30, 2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$ (660,038)	$ (507,029)
Non-Cash Adjustments		
Contributed Services by Shareholders	102,983	144,514
Amortized Deferred Financing Costs	-	-
Depreciation and Amortization Expense	280,005	327,582
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts & Notes Receivable	435,246	2,924
Prepaid Expenses	18,058	383
Inventories	602,364	-
Other Current Assets	31,296	-
Accounts Payable & Accrued Liabilities	(182,600)	33,018
Advances from customers	(371,332)	-
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ 56,063	$ 1,392
CASH FLOWS FROM INVESTING ACTIVITIES:		
NET CASH FROM INVESTING ACTIVITIES	$ -	$ -
CASH FLOWS FROM FINANCING ACTIVITIES:		
Short-Term loans	(42,267)	-
Bank Advances and Repayments	-	1,531
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ (42,267)	$ 1,531
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(18,868)	(3,023)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (5,072)	$ (100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(46,595)	100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (51,668)	$ -
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ 1,082	$ 1,251
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Conributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	102,983	144,514

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at April 30, 2008 and 2007, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

f.

Software Development Costs

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for the six months ending April 30, 2008 and 2007, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2,

costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the six months ended April 30, 2008 and 2007.

The Company currently has available for general release to customers two products.  The first product developed by the Company was DyanmicHub, which was fully developed in 1998 and fully amortized by December 31, 2003.  All of the Company’s licensing fee revenue was from the selling of licenses for DyanmicHub.  The second product developed by the Company was Choozemail, which was fully developed on August 1, 2004 and available for general release to customers on their website.  However, the Company has not actively pursued selling the product and is waiting on the commercial rollout of the product pending additional financing.  As of April 30, 2007, the Company has not sold any licenses for Choozemail.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the nine months ending April 30, 2008 and 2007, respectively.

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

j.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the nine months ended April 30, 2008 and 2007 were $0 and $0, respectively.

k.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

l.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $71,247 and $24,577 for the nine months ending April 30, 2008 and 2007, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and ($260) in the nine months ending April 30, 2008 and 2007, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

m.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the nine month periods ending April 30, 2008 and 2007.

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

4.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

April 30,	2008	2007

Computer Hardware	$ 28,746	$ 26,071
Leasehold Improvements	4,687	4,251
Furniture & Fixtures	38,293	34,729
	$ 71,726	$ 65,051
Less: Accumulated Depreciation	59,479	31,234

Net Property and Equipment	$ 12,247	$32,973

Depreciation expense for the nine months ended April 30, 2008 and 2007 was $286,948 and $91,062, respectively.

5.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred during the nine months ended April 30, 2008 and 2007 were as follows:

April 30,	2008	2007

Gross Software Development Costs	$ 577,739	$ 576,912
Less: Accumulated Amortization	577,739	323,228

Net Software Development Costs	$ -	$ 253,684

6.

DEFERRED FINANCING COSTS

No additional deferred financing costs were incurred during the nine months ended April 30, 2008.

April 30,	2008	2007

Deferred Financing Costs	$ 647,049	$ 646,123
Less: Accumulated Amortization	647,049	348,281

Net Deferred Financing Costs	$ -	$ 297,842

The Company recorded amortization of capitalized deferred financing costs of $0 and $51,467 for the nine months ended April 30, 2008 and 2007, respectively.

7.

RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2008 and 2007, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $85,571 and $31,197, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.

Advances from Stockholders’ are advances and payments from principal stockholders of the Company.  The notes are unsecured and contain no formal repayment terms.  There were no outstanding advances from Shareholders’ as at April 30, 2008 and 2007, respectively.

The Company engages the consulting services of Kanak Consulting and Next Technology. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology. The related parties charge market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the nine months ending April 30, 2008 and 2007, respectively, are as follows:

April 30,	2008	2007

Consulting Fees: Kanak Consulting	$ 44,775	$ 58,963
Next Technology	44,775	58,963
Total Related Party Fees	$ 89,551	$ 117,929

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2008, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED APRIL 30, 2008 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2007

Revenues

During the three months ended April 30, 2008 the Company generated $1,306 in revenue from consulting, compared to $17,871 in the prior period. The reduction in revenues was due to reduction in consulting opportunities.

its inventory in existing product lines and looking to new technologically current products to sell

Cost of Revenues

Cost of revenues for the three month period ended April 30, 2008 was $0, compared to the prior year period costs of $43,275. In the prior year $38,827 was associated with fees paid to the consultants, whereas in the current period consultants fees were included in General & Administrative expenses instead of Cost of Revenue ($29,852).

Sales and Marketing

Total sales and marketing expenses for the three months ended April 30, 2008 were $0 versus $7,077 in the three months ended April 30, 2007. The major reason for the decrease was due to the decreases in spending of advertising and promotional.

General and Administrative

In the three months ended April 30, 2008, general and administrative expenses were $47,976 versus $32,228 for the three month period ended April 30, 2007. The main variance is attributed to the movement of Consultant fees from cost of revenue to General & administrative.

Depreciation and Amortization

Our depreciation and amortization for the three months ended April 30, 2008 versus the three months ended April 30, 2007 increased from $29,624 to $102,780.

Other Income/Expenses

In the quarter ended April 30, 2008, the Company expensed $1,082 in interest expense which was lower than the $78,958 expensed in the quarter ended April 30, 2007.  In the three months ended April 30, 2007, contained amortization of deferred financing costs which were fully amortized prior to the current quarter.

Income Taxes

During the three month period ended April 30, 2008, and 2007, we incurred no benefit from income taxes.

Net Loss

The Company recorded a net loss for the three months ended April 30, 2008 of $150,531 versus a comparable net loss of $173,921 for the same period in the previous year.

NINE MONTH PERIOD ENDED APRIL 30, 2008 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2007

Revenues

During the nine months ended April 30, 2008 the Company generated $620,453 in revenue from the sale of consulting and wholesale and distribution versus $1,702,713 in revenue from consulting and wholesale and distribution. From a revenue source perspective, the vast majority of the revenue in the current year was wholesale and distribution related 96.4% versus 94% in the prior year of total revenues. Consulting revenue accounted for 3.6% versus 5.5% of total revenues in the prior period.

During the first nine months of fiscal 2008 the revenue decrease over the prior year was a direct result of reduction in wholesale and distribution and consulting opportunities. This decrease was not impacted by a reduction in existing personnel capacity. Additional growth from consulting can be achieved before additional personnel will be required. The main reason for the enhanced focus is to generate as much cash flow as possible in order to maintain minimal break-even cash flow, in order to continue operations until such time as the Company can successfully complete investment financing.

Cost of Revenues

Cost of revenues for the nine month period ended April 30, 2008 were $584,424, which consisted of the costs paid for wholesale and distribution product, versus prior year period of $1,663,641 for the same cost element.

Sales and Marketing

Total sales and marketing expenses for the nine months ended April 30, 2008 were $62,752 versus $148,398 for the nine months ended April 30, 2007. The major reason for the decrease was due to declining sales across all business segments, which has reduced sales and marketing initiatives. Further in the current year, sales and marketing personnel are being terminated and planned advertising and promotion budgets are being drastically reduced or cut in order to reduce expenses commensurate with the decline in los sales revenues.

General and Administrative

In the nine months ended April 30, 2008, general and administrative expenses were $76,092 versus $97,555 for the nine month period ended April 30, 2007. The main variance is attributed to decreased legal and accounting fees. As well, there has been an office closures in the wholesale and distribution business segment which has generated approximately $35,000 in occupancy cost savings.

Depreciation and Amortization

Our depreciation and amortization for the nine months ended April 30, 2008 versus the nine months ended April 30, 2007 increased to $286,948 from $61,241.

Other Income/Expenses

During the nine months ended April 30, 2008, the Company expensed $33,104 in interest compared to an expense of $253,890 in the prior year period.   In the prior year period amortization of the deferred financing costs accounted for the bulk of the expense.

Income Taxes

During the nine month period ended April 30, 2008, and the same period in the prior year there was  no benefit from income taxes.

Net Loss

The Company recorded a net loss for the nine months ended April 30, 2008 of $764,327 versus a net loss of $535,565 for the same period in the previous year.

Liquidity and Capital Resources

At April 30, 2008, the Company's need for cash included satisfying $174,566 of current liabilities, which consisted of accounts payable and accrued liabilities of $122,898 and bank indebtedness in the form of a bank overdraft of $51,667. At April 30, 2008, the Company had a working capital deficiency of $137,018. The Company had available to it minimal additional bank overdraft access.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At April 30, 2008, the Company had a cash overdraft of $51,667. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended April 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Date: June 29, 2009	/s/ Luiz A Brasil
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

Date: June 29, 2009	/s/ George Parselias
George Parselias
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

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

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ George Parselias

Name: George Parselias

Title: Chief Financial Officer

Date: June 29, 2009