Form 10-K
period 2008-07-31
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008.

TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1st 2007 to July 31st 2008.

NITAR TECH. CORP.

(Name of small business issuer in its charter)

Delaware	7372	98-0476582
_____________________	_____________________	_____________________
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

3950 Worthview Place, Mississauga, ON Canada L5N 6S7

Tel: (905) 824-6200    Fax: (647)435 5570
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

State issuer's revenue for its most recent fiscal year:  Total revenue for the twelve month period ended July 31, 2008 was $629,217. This compares to the twelve month period ending July 31, 2007 of $1,702,713. Revenues from distribution and wholesale were down by $1,003,734 to $598,156 in the current fiscal year versus $1,601,890 for the same period a year ago. This was due to the Company ‘s decision to discontinue the distribution and wholesale business segment at the end of the second quarter for lack or profitability in the current year and for the foreseeable future. Revenue from licensing fees was $0 in the current fiscal year compared to $7,510 for the previous fiscal year ended July 31, 2007. Revenue from consulting fees was down $62,252 to $31,061 for the twelve month period ended July 31, 2008 as compared to the previous fiscal year total of $93,313.

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

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,051,118 shares of common stock as of July 31, 2008.

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

113

ITEM 32.

SIGNATURES

35

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

ITEM 1.  DESCRIPTION OF BUSINESS

Nitar Tech. Corp. is a Delaware corporation organized January 12, 2004.

From 1995 to the end of December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated Labtech Systems as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000 Luiz and Gustavo Brasil jointly transferred their Technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. Labtech had two (2) lines of business operational; System Consulting and Customized Software Design and Development

On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech’s issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts. Currently Nitar’s sources of revenue are “System Consulting” (customized software design).

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

ITEM 2.  CONSULTING LINE OF BUSINESS

Software Development (Consulting) Product Development (choozmail) Computer Technology Sales (Wholesale and Distribution).

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

.

ITEM 11.  GENERAL

From 1995 to the end of December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated Labtech Systems as sole proprietors developing Internet Technology to enhance productivity for various clients. In January 2000 Luiz and Gustavo Brasil jointly transferred their Technology into Labtech Systems Inc., a corporation registered in the Province of Ontario, Canada. Labtech had two (2) lines of business operational; System Consulting and Customized Software Design and Development

On July 22, 2004, Nitar entered into an agreement with Labtech whereby Nitar exchanged 7,030,000 of its shares for all of Labtech’s issued and outstanding stock. As part of this agreement Labtech transferred and assigned to Nitar all of its products and existing consulting contracts. Currently Nitar’s sources of revenue are “System Consulting” (customized software design).

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

choozmail is fully developed, implemented and tested. In April 2005, Nitar retained the services of Marketing Solutions Ltd. of Toronto, NITAR's Agency of Record (AOR), to produce and air an Infomercial (DRTV – Direct Response Television Commercial).   Further, to support this brand-building campaign, we entered into a standby equity distribution agreement with Cornell Capital Partners, L.P.  Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $35,000,000 over a 24-month period. As of this date Nitar has not exercised these rights or sold any shares towards this agreement. In July of 2007 this agreement was terminated

On May 7th , 2007 a Letter of Intent to Purchase  the company Techpower-Semi International Ltd. (TSI). TSI is based in Taipei, Taiwan, Established in 2002, TSI has its core business in the distribution of electronic components produced by Asian manufacturers.  The company product line includes Semiconductors, Transistors, and Diodes, Rectifiers, Power Management, Touch Display Panels, DRAM, Flash RAM and SRAM. Since inception, TSI has developed a reliable distribution market that has become vital to the Orient computer manufacturing sector. The NITAR Board of Directors also stated that the company has satisfactorily completed a thorough due-diligence process and the acquisition was finalized on the 14th of July, 2007.

The NITAR Board of Directors also announced that, effective May 11, 2007, Mr. Jose Gustavo Brazil has resigned as Director and Secretary-Treasurer being substituted by the current Director of Finance, Mr. George Parselias, CMA, as Secretary-Treasurer.

ITEM 12.  RESEARCH AND DEVELOPMENT

The Company does not foresee the need for any research and development expense. Our marketing strategy for choozmail did not bring in a substantial number of paying subscribers and yearly renewals so Nitar was forced to discontinue choozmail and stop providing this service.

ITEM 13.  SUMMARY CONSOLIDATED FINANCIAL INFORMATION

Year ended July 31, 2008 vs. the year ended July 31, 2007.

ITEM 14.  REVENUES

Our revenues for the year ended July 31, 2008 decreased 63% to $629,217, down from $1,702,713 for the same period a year ago.  The decrease was due to discontinuance of operations of the Company’s distribution and wholesale division. The operations were discontinued due inventory obsolescence and shifting consumer demands that led to significantly reduced demands for the service and product offerings. As of July 31, 2008, the Company had revenues generated only through its consulting business segment. No new licensing fees were generated during the current fiscal year.

ITEM 15.  COST OF REVENUES

Our cost of revenues for the year ended July 31, 2008 was $584,424 compared to $1,663,641 for the year ended July 31, 2007.  The decrease of $1,079,217 of cost of revenues was the direct result of the decrease in purchases resulting from the discontinuance of the distribution and wholesale business segment. A lack of demand coupled with changing technology and customer trends away from existing products resulted in the cessation of the business segment and significantly reduced the cost of purchases.

ITEM 16. SALES AND MARKETING

Sales and Marketing expenses decreased $19,795 from $208,319 for the prior year ended July 31, 2007 to $188,524 for the current year ended July 31, 2008.  This decrease was because of the decreased costs incurred for travel, advertising and promotional expenses.

ITEM  17.  GENERAL AND ADMINISTRATIVE

Our general and administrative expenses for the year ended July 31, 2008 versus the year ended July 31, 2007 decreased by $12,589, from $77,569 as incurred during the year ended July 31, 2007 to $64,980 in the current year due to reduced professional fees, specifically decreases in accounting, auditing and legal fees.

ITEM 18.  DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expense was significantly higher than the previous year, $250,150 versus $34,133 from a year ago, due to the write-down of all remaining unamortized software development costs in the current year, as the Company determined that no benefit would be realized beyond the current fiscal year. In the year ended July 31, 2008, $239,833 was expensed for software development costs versus $114,461 for the same period a year ago.

ITEM 19.  OTHER INCOME/EXPENSES

Interest expense was significantly lower in the current year ended July 31, 2008, down to $34,133 versus $253,890 for the prior year ended July 31, 2007. The prior year’s number included a write-off of all remaining unamortized deferred financing costs in the amount of $206,383 on July 31, 2007.

ITEM 20.  INCOME TAXES

There was no resulting income tax liability generated during the current year as the Company was in a significant net loss position. All deferred net tax benefits had been recorded in previous fiscal years.

ITEM 21.  NET LOSS

Accordingly, for the year ended July 31, 2008, we incurred a net loss of $689,130 vs. a net loss of $535,565 for the year ended July 31, 2007.

ITEM 22.  LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, the Company had current assets and liabilities totaling $7,618 and $179,451, respectively, which has resulted in a working capital deficit of $171,833. Currently, its significant shareholders are financing the Company’s operations. The Company has incurred a net loss during the current fiscal year of $689,130 but does not anticipate this to continue into future fiscal years. The major focus in the Fiscal 2009 year and until investment financing has been secured will be a concerted effort by the Company’s two core developers to more intensely solicit systems consulting opportunities from both, mining new opportunities from existing clients, to soliciting net new customers. This will increase cash in-flows while maintaining expenditures at historical levels as no new employee(s) will be required – the increased capacity to support these increased sales initiatives in place with the existing manpower. As well, discretionary spending will be curtailed primarily in travel and entertainment, and cancelled new computer equipment rentals, which will assist in conserving cash to support the in-going entity status of the Company. None of the reduction in expenditures is expected to negatively affect the Company and its current and forecasted revenue streams as the capacity is currently in place with existing manpower and computer infrastructure, respectively.

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

ITEM 26  SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for both the years ending July 31, 2008 and 2007, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for both the years ended July 31, 2008 and 2007, respectively.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the years ending July 31, 2008 and 2007, respectively.

ITEM 27.  REVENUE RECOGNITION

Substantially all of the Company's revenues are derived from two primary sources: licensing of software and providing professional services. The Company sells its software products DynamicHub and Choozmail through non-cancelable licensing agreements.  The software licensing agreements and the Company’s professional services have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Under SAB No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In addition, the Company has applied the provisions of the Emerging Task Force ("EITF") No. 00-03, "Application of AICPA SOP No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware," to the Company's software licensing agreements.

Professional services revenue consists of fees charged for product set-up and training and consulting services.  Product set-up and training fees are included in the license agreements and are recognized into professional service revenue in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each accounting unit.  Product set-up and training fees occur during initial purchase of the license agreement and the product set-up and training services occur within a couple of days of the beginning of the service period of the license agreement.  Consulting services revenue is recognized on a percentage of completion bases, generally representing time spent relative to total estimated time.   The consulting service engagements the Company enters into are generally completed within one month.  Provisions for estimated losses on contracts, if any, are recorded when identifiable.  As of July 31, 2008 and 2007, no provisions for estimated losses or work-in-process have been recorded.

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in a loss of $67,950 and income of $51,625 for the years ending July 31, 2008 and 2007, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $2,144 and $781 in gains for the years ending July 31, 2008 and 2007, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

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

ITEM 31.  AUDITED FINANCIAL STATEMENTS

THIS PORTION INTENTIONALLY LEFT BLANK

Financial Statements of

NITAR TECH CORP. AND SUBSIDIARY

July 31, 2008

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Balance Sheets (Unaudited)

(all in USD)

	31-Jul-08 (unaudited)	31-Jul-07
Current Assets		
Cash and Cash Equivalents	$ -	$ 129,974
Accounts Receivable - Net of Allowance for Doubtful Accounts	7,618	449,965
Notes Receivable, Net	-	10,439
Inventories	-	602,364
Prepaid Expenses	-	18,201
Other Current Assets	-	31,296
Total Current Assets	$ 7,618	$ 1,242,239
Property and Equipment - Net of Accumulated Depreciation	8,072	39,698
Software Development Costs - Net of Accumulated Amortization	-	239,833
Security Deposits	-	96,971
Fixed Term Deposits	-	18,411
Deferred Expenses	-	12,819
Total Assets	$ 15,691	$ 1,649,971
Current Liabilities		
Bank Overdraft	$ 49,120	$ -
Short Term loans	-	42,267
Accounts Payable & Accrued Liabilities	130,331	305,499
Notes Payable	-	293,314
Advances from Customers	-	371,332
Total Current Liabilities	$ 179,451	$ 1,012,412
Other Liabilities		
Long Term Notes Payable	$ -	$ -
Shareholder Advances	-	-
Total Liabilities	$ 179,451	$ 1,012,412
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 shares issued and outstanding	$ 19,051	$ 19,051
Additional Paid In Capital	1,963,306	911,342
Retained Earnings	(2,163,216)	(377,883)
Accumulated Comprehensive Income	17,099	85,049
Total Shareholders' Equity	$ (163,759)	$ 637,559
Total Liabilities and Shareholders' Equity	$ 15,692	$ 1,649,971

NITAR TECH CORP. AND SUBSIDIARY
Consolidated Condensed Statement of Operations (unaudited)
(all in USD)

	Year Ended July 31, 2008	2007
Net Revenues:		
Distribution and Wholesale	**$ 598,156**	$ 1,601,890
Consulting	**31,061**	93,313
Software Licensing Fees	-	7,510
Total Net Revenues	**$ 629,217**	$ 1,702,713
Cost of Revenues and Operating Expenses:		
Cost of Revenues	**$ 584,424**	$ 1,663,641
Sales, General & Administrative Expenses	**253,504**	285,888
Depreciation and Amortization	**250,150**	61,241
Operating (Loss) Income from Operations	**$ (458,861)**	$ (308,057)
Interest Expenses	**34,133**	253,890
Other Income	**3,783**	26,382
Gain/(Loss) from Disposition of TechPower Assets	**(199,919)**	-
(Loss) Income Before Income Taxes	**$ (689,130)**	$ (535,565)
(Benefit From) Provision for Income Taxes	-	-
Net (Loss) Income	**$ (689,130)**	$ (535,565)
Comprehensive Income		
Foreign Currency Translation Income	**(67,950)**	51,625
Total Comprehensive Income (Loss)	**$ (757,080)**	$ (483,940)
Net (Loss) Income Per Share - Basic and Diluted	**$ (0.04)**	$ (0.03)
Weighted Average Shares Outstanding - Basic and Diluted	**19,051,118**	16,384,451

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Cash Flows (unaudited)

(all in USD)

	Period Ended July 31, 2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$ (689,130)	$ (373,252)
Non-Cash Adjustments		
Common Stock Issued in Connection with Reorganization		
Contributed Services by Shareholders	138,575	-
Amortized Deferred Financing Costs	-	229,119
Depreciation and Amortization Expense	250,150	10,344
Changes in Operating Assets and Liabilities		
Accounts & Notes Receivable	452,786	836,017
Prepaid Expenses	18,201	11,531
Inventories	602,364	(175,568)
Other Current Assets	31,296	(19,238)
Accounts Payable & Accrued Liabilities	(175,168)	17,438
Advances from customers	(371,332)	371,332
Other Current Liabilities	-	(1,867)
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ 57,822	$ 974,892
CASH FLOWS FROM INVESTING ACTIVITIES:		
Investment in Capital Assets	-	(34,349)
Investment in R&D	-	(239,833)
Investment in Other Assets	-	(90,143)
NET CASH FROM INVESTING ACTIVITIES	$ -	$ (364,325)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Short-Term loans	(42,267)	(811,641)
Long-Term Loans	-	(55,686)
Notes Payable	-	147,273
Net Repayment from Bank Indebtedness	49,120	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ 6,853	$ (720,054)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(62,127)	58,783
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 2,548	$ (50,704)
CASH AND CASHE QUIVALENTS, BEGINNING OF PERIOD	(51,668)	180,678
CASH AND CASHE QUIVALENTS, END OF PERIOD	$ (49,120)	$ 129,974

	2008	2007
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ 4,537	$ 4,922
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Conributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	138,575	-

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

2.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Nitar Tech. Corp. and subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $50 at July 31, 2008 and 2007, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

f.

Software Development Costs

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for the years ending July 31, 2008 and 2007, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for the years ended July 31, 2008 and 2007.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the years ending July 31, 2008 and July 31, 2007, respectively.

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

j.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended July 31, 2008 and 2007 were $0 and $0, respectively.

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in loss of $67,950 and a gain $61,625 for the years ending July 31, 2008 and 2007, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled gains of $2,144 and $781 in the years ending July 31, 2008 and 2007, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

m.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the years ending July 31, 2008 and 2007.

n.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

o.

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

4.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

July 31,	2008	2007

Computer Hardware	$ 25,747	$ 25,757
Leasehold Improvements	4,197	4,197
Furniture & Equipment	34,293	34,293
	$ 64,237	$ 64,237
Less: Accumulated Depreciation	56,165	24,539

Net Property and Equipment	$ 8,072	$ 39,698

Depreciation expense for the years ended July 31, 2008 and 2007 was $31,626 and $7,688, respectively.

5.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred during the years ended July 31, 2008 and 2007 were as follows:

July 31,	2008	2007

Gross Software Development Costs	$ 569,673	$ 569,673
Less: Accumulated Amortization	569,673	329,840

Net Software Development Costs	$ --	$ 239,833

The Company did not capitalize any software development costs for the years ended July 31, 2008 and 2007, respectively.

The Company has fully amortized all software development costs as of July 31, 2008.

6.

DEFERRED FINANCING COSTS

No additional deferred financing costs were incurred during the year ended July 31, 2008.

July 31,	2008	2007

Deferred Financing Costs	$ 638,015	$ 590,000
Less: Accumulated Amortization	638,015	--

Net Deferred Financing Costs	$ --	$ 590,000

The Company has fully amortized all deferred financing costs.

7.

BANK OVERDRAFT

In connection with the Company’s checking account, the Company has a bank overdraft protection loan available up to approximately $50,000 at July 31, 2008. The bank overdraft balance was $49,120 and $0 at July 31, 2008 and 2007, respectively. The interest rate on the bank overdraft protection loan is the Canadian prime rate plus 0.25%, which was 6.25% and

4.50% at July 31, 2008 and 2007, respectively. Interest expense for the years ended July 31, 2008 and 2007 was $4,488 and $4,869, respectively. The bank overdraft protection loan is personally guaranteed by two principal shareholders of the Company.

8.

RELATED PARTY TRANSACTIONS

During the years ended July 31, 2008 and 2007, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $0 and $60,142, respectively.  The contributed services were recorded as an expense in general and administrative expenses and an addition to Additional-Paid-In-Capital.  In addition, the Company rented office space from a principal stockholder on a month-to-month basis for $19,232 and $33,574 during the years ended July 31, 2008 and 2007.

Advances from Stockholders’ are advances and payments from principal stockholders of the Company.  The notes are unsecured and contain no formal repayment terms; however interest amounting to $0 and $0 at July 31, 2008 and 2007, respectively, has been imputed in the accompanying consolidated financial statements.  Advances from Shareholders’ at July 31, 2008 and 2007 were $0 and $0, respectively.

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

July 31,	2008	2007

Consulting Fees: Kanak Consulting	$ 59,400	$ 66,825
Next Technology	59,400	66,825
Total Related Party Fees	$ 118,800	$ 133,650

9.

INCOME TAXES

The consolidated provision for income taxes for the years ending July 31, 2008 and 2007, respectively, consists of the following:

Year Ended: July 31,	2008	2007

Current Tax Expense United States Tax Expense	$ --	$ --
Canadian Tax Expense	--	--
Deferred Tax Benefit United States Tax Expense	$ --	$ --
Canadian Tax Benefit	--	--
Income Tax Benefit	$ --	$ --

The provision for income taxes differs from that computed by applying the Canadian federal statutory rates to income before income tax expense, as indicated in the following analysis:

Year Ended: July 31,	2008	2007

Canadian Statutory Income Taxes at 36% and 37%, respectively	$ --	$ --
Application of the Canadian Small Business Deduction Credit	--	--
Income Tax Benefit	$ --	$ --

A cumulative net deferred tax asset is included on the balance sheet. The components of the deferred tax asset at July 31, 2008 and 2007, respectively, are as follows:

Year Ended: July 31,	2008	2007

Current Deferred Tax Assets Consisted of: Net Operating Loss – Carryforwards Deferred Tax Valuation Allowance	$ -- --	$ -- --
Total Current Deferred Tax Assets Current Deferred Tax Liabilities Consisted of: Difference in Amortization Methods of Software Development Costs	$ -- --	$ -- --
Net Current Deferred Tax Asset	$ --	$ --

The noncurrent component of deferred income tax liability recognized in the balance sheets represents the difference in amortization methods of software development costs.  Deferred liability income tax was $0 and $0 at July 31, 2008 and 2007, respectively.

The Company has $1,424,762 of net operating loss carryforwards available as of July 31, 2008.  The carryforwards expire in varying amounts in 2009 through 2016.

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

The distribution and wholesale business segment was discontinued on January 31, 2008. All assets of the subsidiary were sold to settle its current and long term debts and obligations.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITAR TECH CORP.

By: /s/ Luiz A Brasil

Luiz A Brasil, Chief Executive Officer

Dated: June 29, 2009

NITAR TECH CORP.

By: /s/ Luiz  Brasil

Luiz . Brasil, President and Director

Dated: June 29, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

/s/

Luiz A Brasil

Chief Executive Officer

Dated: June 29, 2009

/s/

Luiz  Brasil

President and Director

Dated: June  29, 2009

/s/

George Parselias

Secretary/Treasurer, Director

Dated: June 29, 2009

CERTIFICATIONS

I, Luiz Brasil , Chief Executive Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of NITAR TECH CORP.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

/s/ Luiz Brasil

Luiz Brasil

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of NITAR TECH CORP.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NITAR TECH CORP. (the “Company”) on Form 10-KSB for the twelve month period ended July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carman McClelland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/    Luiz Brasil

Name:  Luiz Brasil

Title:    Chief Executive Officer

Date:    June 29, 2009

Exhibit

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NITAR TECH CORP. (the “Company”) on Form 10-KSB for the twelve month period ended July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

4.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Parselias

Name:  George Parselias

Title:    Chief Financial Officer

Date:   June 29, 2009

37