Form 10-Q
period 2008-10-31
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2008 to October 31, 2008

Commission File Number: 333-127170

NITAR TECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0476582 (I.R.S. Employer Identification No.)

3950 Worthview Place

Mississauga, Ontario, CANADA, L5N 6S7

(Address of principal executive offices, including zip code)

(905) 824-6200

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

NITAR TECH CORP.  AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

1.

INCORPORATION

Nitar Tech. Corp., (“The Company”) was formed on January 12, 2004, under the laws of the State of Delaware. On July 24, 2004, the Company acquired all of the outstanding shares of Labtech Systems Inc., (an Ontario Corporation) in a reverse merger in exchange for approximately 67% of the outstanding stock of the Company. The Company had no operating activities prior to the reverse merger. Accordingly, Labtech Systems Inc. is considered the accounting acquirer under a reverse merger. The reverse merger transaction has been accounted for as a recapitalization of Labtech Systems Inc. Accordingly, the historical operations of Labtech Systems Inc. are presented in the accompanying financial statements as the historical operations of the Company for all periods presented. The shareholders of Labtech Systems Inc. received 7,030,000 of common shares of Nitar Tech. Corp. in connection with the reverse merger. These shares are considered as if they were issued prior to July 31, 2003.

The Company’s operations include the selling of computer software licensing agreements for their internet-based software products and computer software professional services consulting practice. The Company maintains its offices in Mississauga, Ontario, Canada.

2.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Nitar Tech. Corp. and subsidiary included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports files with the SEC.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at October 31, 2008 and 2007, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

e.

Property, Equipment, and Depreciation

Property and Equipment are presented at original cost, less accumulated depreciation.  Depreciation is computed using the declining balance at the following annual rates for the following applicable asset classes:

o

   Computer Hardware

-

30% declining balance

o

Furniture and Equipment                  20% declining balance

o

Leasehold Improvements                  straight-line over three years

The cost of significant improvements to property and equipment are capitalized.  Maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property and equipment, the cost and related depreciation are eliminated from the accounts and any resulting gain or loss is recognized.

a.

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

b.

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

c.

    Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended October 31, 2008 and 2007 were $0 and $0, respectively.

d.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

e.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $16,616 and loss of $23,786 for the three months ending October 31, 2008 and 2007, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the three months ending October 31, 2008 and 2007, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

f.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the three month periods ending October 31, 2008 and 2007.

g.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

h.

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

1.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

October 31,	2008	2007

Computer Hardware	$ 24,111	$ 29,222
Leasehold Improvements	3,931	4,764
Furniture & Fixtures	38,119	38,926
	$ 66,161	$ 72,912
Less: Accumulated Depreciation	59,658	31,429

Net Property and Equipment	$ 6,503	$41,483

Depreciation expense for the three months ended October 31, 2008 and 2007 was $373 and $6,452 respectively.

2.

RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2008 and 2007, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $0 and $0, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.

The Company in previous fiscal periods engaged the consulting services of Kanak Consulting and Next Technology. No such fees were expensed during the current three month period ending October 31, 2008. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology in the previous fiscal period. The related parties charged market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the three months ending October 31, 2008 and 2007, respectively, are as follows:

October 31,	2008	2007

Consulting Fees: Kanak Consulting	$ --	$ 14,700
Next Technology	--	14,700

Total Related Party Fees	$ --	$ 29,400

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED OCTOBER 31, 2008 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2007

Revenues

During the three months ended October 31, 2008 the Company generated no revenues compared to $447,736 in the three month period ended October 31, 2007. None of the business segments generated any revenue as distribution and wholesale operations were discontinued in January 31, 2008, and the consulting segment failed to generate any new billings in the current quarter. In the three months ended October 31, 2007, $431,619 or 96% of revenue was generated from wholesale and distribution, with the remainder of $16,117 generated by consulting fees..

Cost of Revenues

Cost of revenues for the three month period ended October 31, 2008 were no costs of sales incurred as all business segments were inactive. In the period ended October 31, 2007, cost of revenues totaled $413,319 which driven entirely of cost of purchases for the distribution and wholesale segment.

Sales and Marketing

There were no sales or marketing expenses incurred for the three month period ending October 31, 2008. None of the business segments were active during the current quarter. In the prior year period ended October 31, 2007, there was a winding down of the sales and marketing functions as the wholesale and distribution business was in the process of winding down. There were related personnel working for the Company during that transitory period.

General and Administrative

In the three months ended October 31, 2008, general and administrative expenses were $22,563 versus $51,765 for the three month period ended October 31, 2007. The Reduction is due to the Company scaling down its operations and maintaining bare office requirements. Professional and registration fees accounted for $12,250 of the current period’s total expenses.

Depreciation and Amortization

Depreciation and amortization for the three months ended October 31, 2008, versus the three months ended October 31, 2007, decreased to $373 from $79,907.

Other Income/Expenses

In the quarter ended October 31, 2008, the Company expensed $933 in interest related charges which was lower than the $6,826 expensed in the same quarter of the prior year. This was due to lower cost of borrowing interest rates and lower overall bank indebtedness on an average balance basis versus the same period a year ago.

Income Taxes

During the three month period ended October 31, 2008, we incurred no tax liability from income taxes as the Company was in a net loss position.

Net Loss

As a result, the Company recorded a net loss for the three months ended October 31, 2008 of $23,869 versus a comparable net loss of $158,633 for the same period in the previous year.

Liquidity and Capital Resources

At October 31, 2008, the Company's need for cash included satisfying $161,991 of current liabilities, which consisted of accounts payable and accrued liabilities of $ 120,773 and bank indebtedness in the form of a bank overdraft of $41,218. At October 31, 2008, the Company had a working capital deficiency of $156,778. The Company did have available to it additional bank overdraft access of approximately $8,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At October 31, 2008, the Company had a cash overdraft of $41,218 from a maximum available and secured balance of $50,000. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of available bank overdraft, and primarily investment funding.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in the 2009 fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended October 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

(b)

Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Left Blank Intentionally]

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

The following exhibits are filed as a part of this report on Form 10-Q:

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

By: /s/ Luiz Brasil
Luiz Brasil
President

CERTIFICATIONS

EXHIBIT 31.1

I, Luiz A Brasil, Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NITAR TECH CORP.

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
Luiz A Brasil
Chief Executive Officer

CERTIFICATIONS

EXHIBIT 31.2

I, George Parselias  Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NITAR TECH CORP.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-Q for the period ended October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Luiz A Brasil

Name: Luiz A Brasil

Title: Chief Executive Officer

Date: June 29, 2009