Form 10-Q
period 2009-01-31
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2008 to January 31, 2009

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

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	15
Item 3.	Controls and Procedures	19

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	PAGE

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5 – 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 – 13

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Operations (unaudited)

(all in USD)

	Three Months Ended January 31, 2009	2008
Net Revenues:		
Distribution and Wholesale	$ -	$ 166,537
Consulting	-	$ 4,871
Software Licensing Fees	-	-
	-	-
Total Net Revenues	$ -	$ 171,408
Cost of Revenues and Operating Expenses:		
Cost of Revenues	$ -	$ 171,105
Sales, General & Administrative Expenses	20,056	27,918
Depreciation and Amortization	315	97,318
Operating (Loss) Income from Operations	$ (20,372)	$ (124,933)
Interest Expenses	725	25,196
Other Income	-	(826)
Gain/(Loss) from Disposition of TechPower Assets	-	(199,919)
(Loss) Income Before Income Taxes	$ (21,097)	$ (150,955)
(Benefit From) Provision for Income Taxes	-	-
Net (Loss) Income	$ (21,097)	$ (150,955)
Comprehensive Income		
Foreign Currency Translation Income	32,012	(143,750)
Total Comprehensive Income (Loss)	$ 10,915	$ (294,705)
Net (Loss) Income Per Share - Basic and Diluted	$ 0.00	$ (0.02)
Weighted Average Shares Outstanding - Basic and Diluted	19,051,118	19,051,118

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Operations (unaudited)

(all in USD)

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008
Net Revenues:		
Distribution and Wholesale	$ -	$ 598,156
Consulting	-	4,871
Software Licensing Fees	-	-
Total Net Revenues	$ -	$ 603,027
Cost of Revenues and Operating Expenses:		
Cost of Revenues	$ -	$ 584,424
Sales, General & Administrative Expenses	42,619	138,844
Depreciation and Amortization	688	177,225
Operating (Loss) Income from Operations	$ (43,308)	$ (297,466)
Interest Expenses	$ 1,658	$ 25,196
Other Income	-	(826)
Gain/(Loss) from Disposition of TechPower Assets	-	(199,919)
(Loss) Income Before Income Taxes	$ (44,966)	$ (323,488)
(Benefit From) Provision for Income Taxes	-	-
Net (Loss) Income	$ (44,966)	$ (323,488)
Comprehensive Income		
Foreign Currency Translation Income	(452,330)	(143,750)
Total Comprehensive Income (Loss)	$ (497,296)	$ (467,238)
Net (Loss) Income Per Share - Basic and Diluted	$ (0.03)	$ (0.02)
Weighted Average Shares Outstanding - Basic and Diluted	19,051,118	19,051,118

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Cash Flows (unaudited)

(all in USD)

	Six Month Period Ended January 31, 2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Income (Loss)	$ (44,966)	$ (509,507)
Non-Cash Adjustments		
Contributed Services by Shareholders	7,803	68,653
Depreciation and Amortization Expense	688	177,225
Bad Debt Expense	1,171	-
Changes in Operating Assets and Liabilities		
Accounts & Notes Receivable	3,042	434,829
Prepaid Expenses	-	18,056
Inventories	-	602,364
Other Current Assets	-	31,296
Accounts Payable & Accrued Liabilities	(1,541)	(192,294)
Advances from customers	-	(371,332)
Other Current Liabilities	-	3,802
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ (33,802)	$ 63,174
CASH FLOWS FROM INVESTING ACTIVITIES:		
NET CASH FROM INVESTING ACTIVITIES	$ -	$ -
CASH FLOWS FROM FINANCING ACTIVITIES:		
Shareholder Loans	$ -	$ 3,802
Short-Term loans	-	(42,267)
Net Repayment from Bank Indebtedness	(8,455)	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ (8,455)	$ (38,465)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	42,812	(127,470)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 555	$ (102,761)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(41,219)	56,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ (40,664)	$ (46,595)
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ 1,658	$ 25,196
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Conributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	7,803	68,653

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at January 31, 2009 and 2008, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

g.

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

h.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the six months ended January 31, 2009 and 2008 were $0 and $0, respectively.

i.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

j.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $32,012 and loss of $143,750 for the three months ending January 31, 2009 and 2008, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the three months ending January 31, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

k.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the three month periods ending January 31, 2009 and 2008.

l.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

m.

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

4.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

January 31,	2009	2008

Computer Hardware	$ 23,683	$ 29,222
Leasehold Improvements	3,861	4,764
Furniture & Fixtures	31,548	38,926
	$ 59,092	$ 72,912
Less: Accumulated Depreciation	53019	53,859

Net Property and Equipment	$ 6,073	$19,053

Depreciation expense for the three months ended January 31, 2009 and 2008 was $315 and $97,318 respectively.

5.

RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2009 and 2008, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $0 and $0, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.

The Company in previous fiscal periods engaged the consulting services of Kanak Consulting and Next Technology. No such fees were expensed during the current three month period ending October 31, 2008. Principle stockholders of the Company are principle stockholders of Kanak Consulting and Next Technology in the previous fiscal period. The related parties charged market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the three months ending January 31, 2009 and 2008, respectively, are as follows:

January 31,	2009	2008

Consulting Fees: Kanak Consulting	$ --	$ 14,700
Next Technology	--	14,700
Total Related Party Fees	$ --	$ 29,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED JANUARY 31, 2009 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2008

Revenues

During the three months ended January 31, 2009 the Company generated no revenues compared to $171,408 in the three month period ended January 31, 2009. None of the business segments generated any revenue as distribution and wholesale operations were discontinued in January 31, 2008, and the consulting segment failed to generate any new billings in the current quarter. In the three months ended January 31, 2008, $166,537 or 97% of revenue was generated from wholesale and distribution, with the remainder of $4,871 generated by consulting fees.

Cost of Revenues

The Company did not incur any cost of revenues for the three month period ended January 31, 2009 as all business segments were inactive. In the period ended January 31, 2008, cost of revenues totaled $171,105 which was driven entirely of cost of purchases for the distribution and wholesale segment. This business segment’s operations were discontinued at the end of the prior year quarter.

Sales and Marketing

There were no sales or marketing expenses incurred for the three month period ending January 31, 2009. None of the business segments were active during the current quarter. In the prior year period ended January 31, 2008, there was a winding down of the sales and marketing functions as the wholesale and distribution business was in the process of winding down. There were related personnel working for the Company during that transitory period.

General and Administrative

In the three months ended January 31, 2009, general and administrative expenses were $20,056 versus $27,918 for the three month period ended January 31, 2008. The expenses are comparable on a quarter-over-quarter basis as the Company has scaled down its operations and maintaining bare office requirements. Professional and registration fees accounted for $12,250 of the current period’s total expenses versus $11,375. The remaining expenses of $7,806 incurred in the current quarter reflect maintaining the Company’s head office in Mississauga, Ontario, Canada.

Depreciation and Amortization

Depreciation and amortization for the three months ended January 31, 2009, versus the three months ended January 31, 2008, decreased to $373 from $97,318. The current period expense reflects the depreciation of one asset class, furniture and fixtures. The prior year quarter included depreciation in addition from computer hardware and leasehold improvements which have been fully amortized.

Other Income/Expenses

In the quarter ended January 31, 2009, the Company expensed $725 in interest related charges which was lower than the $25,196 expensed in the same quarter of the prior year. This was due to lower cost of borrowing interest rates and lower overall bank indebtedness on an average balance basis versus the same period a year ago. Also, there was a one-time charge for discontinued operations of the wholesale+distribution business unit TechPower for $199,919 in the prior year quarter.

Income Taxes

During the three month period ended January 31, 2009, we incurred no tax liability from income taxes as the Company was in a net loss position.

Net Loss

As a result, the Company recorded a net loss for the three months ended January 31, 2009 of $21,097 versus a comparable net loss of $150,955 for the same period in the previous year.

Results of Operations

SIX MONTH PERIOD ENDED JANUARY 31, 2009 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2008

Revenues

During the six months ended January 31, 2009 the Company generated no revenues compared to $603,027 in the six month period ended January 31, 2008. None of the business segments generated any revenue as distribution and wholesale operations were discontinued in January 31, 2008, and the consulting segment failed to generate any new billings in the current fiscal period. In the six months ended January 31, 2008, $598,156 or 99% of revenue was generated from wholesale and distribution, with the remainder of $4,871 generated by consulting fees.

Cost of Revenues

The Company did not incur any cost of revenues for the six month period ended January 31, 2009 as all business segments were inactive. In the period ended January 31, 2008, cost of revenues totaled $584,424 which was driven entirely of cost of purchases for the distribution and wholesale segment. This business segment’s operations were discontinued at the end of the prior year period.

Sales and Marketing

There were no sales or marketing expenses incurred for the six month period ending January 31, 2009. None of the business segments were active during the current quarter. In the prior year period ended January 31, 2008, there was a winding down of the sales and marketing functions as the wholesale and distribution business was in the process of winding down. There were related personnel working for the Company during that transitory period. Sales and marketing expenses for the prior year period was $99,750, and were entirely comprised of salaries and wages for personnel who were terminated on January 31, 2008.

General and Administrative

In the six months ended January 31, 2009, general and administrative expenses were $42,619 versus $41,344 for the six month period ended January 31, 2008. The expenses are comparable on a quarter-over-quarter basis as the Company has scaled down its operations and maintaining bare office requirements. Professional and registration fees accounted for $24,500 of the current period’s total expenses versus $22,750. The remaining expenses of $18,119 incurred in the current period reflect maintaining the Company’s head office in Mississauga, Ontario, Canada. These expenses totaled 18,594 for the same period a year ago.

Depreciation and Amortization

Depreciation and amortization for the six months ended January 31, 2009, versus the six months ended January 31, 2008, decreased to $688 from $177,225. The current period expense reflects the depreciation of one asset class, furniture and fixtures. The prior year quarter included depreciation in addition from computer hardware and leasehold improvements which have been fully amortized. The prior year included $164,321 in amortized software development costs which was fully written-off to expense as the Company’s Management determined that useful life did not extend beyond the priod year period ended January 31, 2008.

Other Income/Expenses

In the quarter ended January 31, 2009, the Company expensed $1,658 in interest related charges which was lower than the $25,196 expensed in the same quarter of the prior year. This was due to lower cost of borrowing interest rates and lower overall bank indebtedness on an average balance basis versus the same period a year ago. Also, there was a one-time deferred interest expense adjustment for an under-accrual amount of $17,500 recorded in the prior year quarter.

Income Taxes

During the three month period ended January 31, 2009, we incurred no tax liability from income taxes as the Company was in a net loss position.

Net Loss

As a result, the Company recorded a net loss for the six months ended January 31, 2009 of $44,966 versus a comparable net loss of $323,488 for the same period in the previous year.

Liquidity and Capital Resources

At January 31, 2009, the Company's need for cash included satisfying $169,454 of current liabilities, which consisted of accounts payable and accrued liabilities of $128,790 and bank indebtedness in the form of a bank overdraft of $40,664. At January 31, 2009, the Company had a working capital deficiency of $164,878. The Company did have available to it additional bank overdraft access of approximately $10,000.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At January 31, 2009, the Company had a cash overdraft of $40,664 from a maximum available and secured balance of $50,000. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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
Luiz A Brasil
Chief Executive Officer

CERTIFICATIONS

EXHIBIT 31.2

I, George Parseliasl, Chief Financial Officer, certify that:

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
George Parseliasl
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

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

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parseliasl, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ George Parselias

Name: George Parselias

Title: Chief Financial Officer

Date: June 29, 2009