Form 10-Q
period 2009-04-30
Nitar Tech Corp.
filed 2009-06-29
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from August 1, 2008 to April 30, 2009

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

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	15
Item 3.	Controls and Procedures	19

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	PAGE

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5 – 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 – 13

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Cash Flows (unaudited)

(all in USD)

	Nine Month Period Ended April 30, 2009		Nine Month Period Ended April 30, 2008	
CASH FLOWS FROM OPERATING ACTIVITIES:				
Net Income (Loss)	$	(33,422)	$	(660,038)
Non-Cash Adjustments				
Contributed Services by Shareholders		43,432		102,983
Depreciation and Amortization Expense		984		280,005
Bad Debt Expense		-		-
Changes in Operating Assets and Liabilities				
Accounts & Notes Receivable		3,367		435,246
Prepaid Expenses		-		18,058
Inventories		-		602,364
Other Current Assets		-		31,296
Accounts Payable & Accrued Liabilities		(130,331)		(182,600)
Advances from customers		-		(371,332)
NET CASH FLOWS FROM OPERATING ACTIVITIES	$	(115,970)	$	56,063
CASH FLOWS FROM INVESTING ACTIVITIES:				
NET CASH FROM INVESTING ACTIVITIES	$	-	$	-
CASH FLOWS FROM FINANCING ACTIVITIES:				
Short-Term loans	$	-		($42,267)
Net Repayment from Bank Indebtedness		(49,120)		-
Repayments to Shareholders		150,000		-
NET CASH FLOWS FROM FINANCING ACTIVITIES	$	100,880	$	(42,267)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		55,754		(18,868)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$	40,665	$	(5,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		(40,664)		(46,595)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$	0	$	(51,668)

	2009		2008	
SUPPLEMENTAL DISCLOSURES				
Interest Paid	$	2,066	$	26,278
Income Taxes Paid		-		-
NON-CASH INVESTING AND FINANCING ACTIVITIES:				
Conributed Assets by Stockholders	$	-	$	-
Contributed Services by Stockholders		43,432		102,983

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at April 30, 2009 and 2008, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

h.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the six months ended April 30, 2009 and 2008 were $0 and $0, respectively.

i.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

j.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in a loss of $28,793 and a gain of $71,247 for the three months ending April 30, 2009 and 2008, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the three months ending April 30, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

k.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share is the same as basic earnings per share since no common stock equivalents were outstanding for the three month periods ending April 30, 2009 and 2008.

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

4.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

April 30,	2009	2008

Computer Hardware	$ 24,076	$ 28,746
Leasehold Improvements	3,925	4,687
Furniture & Fixtures	32,072	38,293
	$ 60,073	$ 71,726
Less: Accumulated Depreciation	54,202	59,479

Net Property and Equipment	$ 5,871	$12,247

Depreciation expense for the three months ended April 30, 2009 and 2008 was $295 and $102,780 respectively.

5.

RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2009 and 2008, principal stockholders of the Company contributed their services to the Company. The Company imputed the value of their contributed services at market rates in the amounts of $0 and $0, respectively.  The contributed services were expensed with general and administrative expenses and an addition to Additional-Paid-In-Capital.

The Company in previous fiscal periods engaged the consulting services of Kanak Consulting and Next Technology. No such fees were expensed during the three month period ending October 31, 2008. Principal stockholders of the Company are principal stockholders of Kanak Consulting and Next Technology in the previous fiscal period. The related parties charged market rates to the Company, and in return, earn consulting fees for the Company inclusive of professional consulting and software development. The total amounts invoiced to the Company by Kanak Consulting and Next Technologies for the three months ending April 30, 2009 and 2008, respectively, are as follows:

January 31,	2009	2008

Consulting Fees: Kanak Consulting	$ --	$ 14,700
Next Technology	--	14,700
Total Related Party Fees	$ --	$ 29,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Results of Operations

THREE MONTH PERIOD ENDED APRIL 30, 2009 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2008

Revenues

During the three months ended April 30, 2009 the Company generated no revenues compared to $1,306 in the three month period ended April 30, 2008. None of the business segments generated any revenue as distribution and wholesale operations were discontinued in January 31, 2008, and the consulting segment failed to generate any new billings in the current quarter. In the three months ended April 30, 2008, $1,306 or 100% of revenue was generated from consulting services.

Cost of Revenues

The Company did not incur any cost of revenues for the three month period ended April 30, 2009 and for the same period a year ago as all business segments were inactive.

Sales and Marketing

There were no sales or marketing expenses incurred for the three month period ending April 30, 2009. None of the business segments were active during the current quarter. In the prior year period ended April 30, 2008, there was a winding down of the sales and marketing functions as the wholesale and distribution business was in the process of winding down. There were related personnel working for the Company during that transitory period. The expenses incurred in this period were $26,750.

General and Administrative

In the three months ended April 30, 2009, general and administrative expenses were $19,763 versus $21,226 for the three month period ended April 30, 2008. The expenses are comparable on a quarter-over-quarter basis as the Company has scaled down its operations and maintaining bare office requirements. Professional and registration fees accounted for $12,250 of the current period’s total expenses versus $11,375 for the same period a year ago. The remaining expenses of $7,513 incurred in the current quarter reflect maintaining the Company’s head office in Mississauga, Ontario, Canada.

Depreciation and Amortization

Depreciation and amortization for the three months ended April 30, 2009, versus the three months ended April 30, 2008, decreased to $295 from $102,780. The current period expense reflects the depreciation of one asset class, furniture and fixtures. The prior year quarter included depreciation in addition from computer hardware and leasehold improvements which have since been fully amortized. The prior year quarter also included $83,424 of amortization of software development costs. The current quarter contained no software development amortization as all such costs were fully amortized in the prior fiscal year ended July 31, 2008.

Other Income/Expenses

In the quarter ended April 30, 2009, the Company expensed $408 in interest related charges which was lower than the $1,082 expensed in the same quarter of the prior year. This was due to lower cost of borrowing interest rates and lower overall bank indebtedness on an average balance basis versus the same period a year ago. The Company recognized a one-time gain from settlement of debts in the quarter ended April 30, 2009, in the amount of $32,011.

Income Taxes

During the three month period ended April 30, 2009, we incurred no tax liability from income taxes as the Company was in a net loss position.

Net Loss

As a result, the Company recorded a net income for the three months ended April 30, 2009 of $11,544 versus a comparable net loss of $150,531 for the same period in the previous year.

Results of Operations

SIX MONTH PERIOD ENDED APRIL 30, 2009 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2008

Revenues

During the nine months ended April 30, 2009 the Company generated no revenues compared to $604,353 in the nine month period ended April 30, 2008. None of the business segments generated any revenue as distribution and wholesale operations were discontinued in January 31, 2008, and the consulting segment failed to generate any new billings in the current fiscal period.

Cost of Revenues

The Company did not incur any cost of revenues for the nine month period ended April 30, 2009 as all business segments were inactive. In the nine month period ended April 30, 2008,  cost of revenues were $584,424 from the distribution and wholesale business segment.  These operations were discontinued on January 31, 2008.

Sales and Marketing

There were no sales or marketing expenses incurred for the nine month period ending April 30, 2009. None of the business segments were active during the current fiscal period. In the prior year period ended April 30, 2008, there was a winding down of the sales and marketing functions as the wholesale and distribution business was in the process of ceasing operations. There were related personnel working for the Company during that transitory period. Sales and marketing expenses for the prior year period were $119,750, and were entirely comprised of salaries and wages for personnel who were terminated on January 31, 2008.

General and Administrative

In the nine months ended April 30, 2009, general and administrative expenses were $62,382 versus $67,070 for the nine month period ended April 30, 2008. The expenses are comparable on a year-over-year basis as the Company has scaled down its operations and maintaining bare office requirements. Professional and registration fees accounted for $36,750 of the current period’s total expenses versus $34,208 in the prior period. The remaining expenses of $25,632 incurred in the current period reflect maintaining the Company’s head office in Mississauga, Ontario, Canada. These expenses totaled $32,862 for the same period a year ago.

Depreciation and Amortization

Depreciation and amortization for the nine months ended April 30, 2009, versus the nine months ended April 30, 2008, decreased to $984 from $280,005. The current period expense reflects the depreciation of one asset class, furniture and fixtures. The prior year included depreciation in addition from computer hardware and leasehold improvements which have been fully amortized since. The prior year included $260,649 in amortized software development costs which was fully written-off to expense as the Company’s Management determined that useful life did not extend beyond the prior year period ended July 31, 2008.

Other Income/Expenses In the year ended April 30, 2009, the Company expensed $2,066 in interest related charges which was lower than the $26,278 expensed in the same nine month period of a year ago. This was due to lower cost of borrowing interest rates and lower overall bank indebtedness on an average balance basis versus the same period a year ago. Also, there was a one-time gain from settlement of debts $32,011 due to the wind-up of the assets and liabilities, compared to a loss on the disposition  of the distribution and wholesale business (TechPower) segment that resulted in a loss of $199,919.

Income Taxes

During the three month period ended April 30, 2009, we incurred no tax liability from income taxes as the Company was in a net loss position.

Net Loss

As a result, the Company recorded a net loss for the nine months ended April 30, 2009 of $33,422 versus a comparable net loss of $474,019 for the same period in the previous year.

Liquidity and Capital Resources

At April 30, 2009, the Company had a working capital surplus of $10,122. The Company did not have available to it any additional bank overdraft access as a shareholder paid off the overdraft balance of $42,000 in exchange for shares of the Company. The current account was closed. Additionally, vendor debt in the form of accounts payable in the amount of $130,000 was converted to equity in the form of common shares.

Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue. At April 30, 2009, the Company had its cash overdraft of $40,664 repaid by a shareholder after which the account was closed. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from investment funding.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-QSB for the period ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A Brasil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

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

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NITAR TECH CORP. (the “Company”) on Form 10-Q for the period ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/ George Parselias

Name: George Parselias

Title: Chief Financial Officer

Date: June 29, 2009