Form 10-K
period 2009-07-31
Nitar Tech Corp.
filed 2009-09-03
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009.

TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1st 2008 to July 31st 2009.

NITAR TECH. CORP.

(Name of small business issuer in its charter)

Delaware	7372	98-0476582
_____________________	_____________________	_____________________
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Luiz Octavio Brasil

President
NITAR TECH. CORP

3950 Worthview Place, Unit 2, Mississauga, Ontario, Canada L5N 6S7

Tel: (905) 824-6200    Fax: (647) 435-5570
(Address and telephone number principal place of business)

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  (X)    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes - No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes - No (X)

State issuer's revenue for its most recent fiscal year:  Total revenue for the twelve month period ended July 31, 2009 was $0. This compares to the twelve month period ending July 31, 2008 of $629,221. Revenues from distribution and wholesale were down to $0 in the current fiscal year versus $629,221 for the same period a year ago. This was due to the Company ‘s decision to discontinue the distribution and wholesale business segment at the end of the second quarter for lack or profitability in the current year and for the foreseeable future.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): Unchanged past 60 plus days at    Bid Price $0.03  Ask Price $0.05.

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

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,051,118 shares of common stock as of July 31, 2009.

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

Transitional Small Business Disclosure Format (Check one):  Yes (X)   No

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

INCOME TAXES

8

ITEM 21.

NET LOSS

8

ITEM 22.

LIQUIDITY AND CAPITAL RESOURCES

8

ITEM 23.

NEED FOR ADDITIONAL FINANCING

9

ITEM 24.

CRITICAL ACCOUNTING POLICIES

9

ITEM 25.

USE OF ESTIMATES

10

ITEM 26

SOFTWARE DEVELOPMENT COSTS

10

ITEM 27.

REVENUE RECOGNITION

10

ITEM 28.

FOREIGN CURRENCY TRANSLATION

11

ITEM 29.

RECENT ACCOUNTING PRONOUNCEMENTS

12

ITEM 30.

 CONTROLS AND PROCEDURES

12

ITEM 31.

UNAUDITED FINANCIAL STATEMENTS

              13

ITEM 32

EXHIBITS

24

ITEM 32.

SIGNATURES

              24

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

ITEM 4.  CHOOZMAIL

In 2004 Labtech designed, and implemented choozmail.  Choozmail is a comprehensive secure Internet communications solution (email, chat) that was designed from the ground up and focuses on the family and children's safety and security. 10,000 non-paying subscribers did the beta-testing of choozmail. Choozmail does not have as to date any paying subscribers. Our studies have not found any substantial need to invest in any further enhancements to choozmail.

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

ITEM 8. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended July 31, 2009.

ITEM 9.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s securities are currently trading on the Pink Sheet quotation board market under the ticker NCHP.PK. However, there is not an active market for our shares.  Such securities are currently held of record by a total of approximately 1150 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

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

The information presented here should be read in conjunction with Nitar Tech. Corp’s financial statements and related notes for the fiscal year ended July 31, 2009.

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

ITEM 13.  SUMMARY CONSOLIDATED FINANCIAL INFORMATION

Year ended July 31, 2009 vs. the year ended July 31, 2008.

ITEM 14.  REVENUES

Our revenues for the year ended July 31, 2009 decreased 100% to $0, down from $629,221 for the same period a year ago.  The decrease was due to discontinuance of operations of the Company’s distribution and wholesale division. The operations were discontinued due inventory obsolescence and shifting consumer demands that led to significantly reduced demands for the service and product offerings. As of July 31, 2009, the Company had no revenues generated through any of its business segments.

ITEM 15.  COST OF REVENUES

Our cost of revenues for the year ended July 31, 2009 was $127,364 compared to $584,424 for the year ended July 31, 2008.  The decrease of $457,060 of cost of revenues was the direct result of the decrease in purchases resulting from the discontinuance of the distribution and wholesale business segment. A lack of demand coupled with changing technology and customer trends away from existing products resulted in the cessation of the business segment and significantly reduced the cost of purchases.

ITEM 16. SALES AND MARKETING

Sales and Marketing expenses decreased to $0 from $19,795 for the prior year ended July 31, 2008.  This decrease was because of the decreased costs incurred for travel, advertising and promotional expenses as there were no sales, marketing or promotional activities put in place to support any of the business segments due to their respective shut-down of activities in the current year ended July 31, 2009.

ITEM  17.  GENERAL AND ADMINISTRATIVE

Our general and administrative expenses for the year ended July 31, 2009 versus the year ended July 31, 2008 decreased by $54,980, from $64,980, as incurred during the year ended July 31, 2008 to $10,000 in the current year due to reduced professional fees, specifically decreases in accounting, auditing and legal fees.

ITEM 18.  DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expense was significantly lower than the previous year, $8,267 versus $257,093 from a year ago, due to the write-down of all remaining unamortized software development costs in the current year, as the Company determined that no benefit would be realized beyond the current fiscal year. In the year ended July 31, 2009, $8,267 was expensed which represented the remaining net book value of the furniture and fixtures asset class. As at July 31, 2009, there are no remaining net book values of any asset type on the books of the Company.

ITEM 19.  OTHER INCOME/EXPENSES

Interest expense was significantly lower in the current year ended July 31, 2009, down to $4,192 versus $34,134 for the prior year ended July 31, 2008. The current year’s number did not represent a full-year’s bank indebtedness as the bank overdraft facility was repaid on April 31st, 2009 at which time the debt was repaid by the principal, owners of the Company.

ITEM 20.  INCOME TAXES

There was no resulting income tax liability generated during the current year as the Company was in a significant net loss position. All deferred net tax benefits had been recorded in previous fiscal years.

ITEM 21.  NET LOSS

Accordingly, for the year ended July 31, 2009, we incurred a net loss of $107,812 versus a net loss of $793,419 for the year ended July 31, 2008.

ITEM 22.  LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, the Company had current assets and liabilities totaling $0 and $0, respectively, which has resulted in no net working capital. Currently, its significant shareholders are financing the Company’s operations. The Company has incurred a net loss during the current fiscal year of $107,812 but does not anticipate this to continue into future fiscal years. The major focus in the Fiscal 2009 year and until investment financing has been secured will be a concerted effort by the Company’s two core developers to more intensely solicit systems consulting opportunities from both, mining new opportunities from existing clients, to soliciting net new customers. This will increase cash in-flows while maintaining expenditures at historical levels as no new employee(s) will be required – the increased capacity to support these increased sales initiatives in place with the existing manpower. As well, discretionary spending will be curtailed primarily in travel and entertainment, and cancelled new computer equipment rentals, which will assist in conserving cash to support the in-going entity status of the Company. None of the reduction in expenditures is expected to negatively affect the Company and its current and forecasted revenue streams as the capacity is currently in place with existing manpower and computer infrastructure, respectively.

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

ITEM 26  SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for both the years ending July 31, 2009 and 2008, respectively.

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $0 for both the years ended July 31, 2009 and 2008, respectively.

The Company periodically reviews the carrying value of capitalized software development costs. Impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. No charges for impairment were required in the years ending July 31, 2009 and 2008, respectively.

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

Product set-up and training fees occur during initial purchase of the license agreement and the product set-up and training services occur within a couple of days of the beginning of the service period of the license agreement.  Consulting services revenue is recognized on a percentage of completion bases, generally representing time spent relative to total estimated time.   The consulting service engagements the Company enters into are generally completed within one month.  Provisions for estimated losses on contracts, if any, are recorded when identifiable.  As of July 31, 2009 and 2008, no provisions for estimated losses or work-in-process have been recorded.

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in losses of $284,186 and  $67,950 for the years ending July 31, 2009 and 2008, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $2,144 in gains for the years ending July 31, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

ITEM 29.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 31.  FINANCIAL STATEMENTS

THIS PORTION INTENTIONALLY LEFT BLANK

Financial Statements of

NITAR TECH CORP. AND SUBSIDIARY

July 31, 2009

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Balance Sheets (Unaudited)

(all in USD)

	31-Jul-09 (unaudited)	31-Jul-08 (unaudited)
Current Assets		
Cash and Cash Equivalents	$ -	$ -
Accounts Receivable - Net of Allowance for Doubtful Accounts	-	7,619
Inventories	-	-
Prepaid Expenses	-	-
Other Current Assets	-	-
Total Current Assets	-	7,619
Property and Equipment - Net of Accumulated Depreciation	-	8,072
Software Development Costs - Net of Accumulated Amortization	-	-
Total Assets	$ -	$ 15,691
Current Liabilities		
Bank Overdraft	$ -	$ 49,120
Short Term loans	-	-
Accounts Payable & Accrued Liabilities	-	130,331
Total Current Liabilities	-	179,451
Other Liabilities		
Long Term Notes Payable	-	-
Deferred Tax Liability	-	-
Total Liabilities	$ -	$ 179,451
Shareholders' Equity		
Common Stock, $0.001 par value 50,000,000 shares authorized - 19,051,118 shares issued and outstanding	$ **19,051**	$ 19,051
Additional Paid In Capital	**2,519,064**	1,963,306
Retained Earnings	**(2,271,028)**	(2,163,216)
Accumulated Comprehensive Income	**(267,086)**	17,099
Total Shareholders' Equity	$ -	$ (163,760)
Total Liabilities and Shareholders' Equity	$ -	$ 15,691

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the Twelve Months Ended July 31, 2009

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Comprehensive Income (Restated)	Total Stockholders' Equity
Balance - July 31, 2008	**19,051,118**	**$ 19,051**	**$ 1,963,306**	**$ (2,163,216)**	**$ 17,099**	**-$ 163,760**
Common Stock Issued in Exchange for Repayment of Debt	—	—	—	—	—	—
Contributed Services by Shareholders	—	—	555,758	—	—	555,758
Net Loss	—	—	—	(107,812)	—	(107,812)
Foreign Currency Translation Income	—	—	—	—	(284,185)	(284,185)
Balance - July 31, 2009	**19,051,118**	**$ 19,051**	**$ 2,519,064**	**$ (2,271,028)**	**$ (267,086)**	**$ —**

NITAR TECH CORP. AND SUBSIDIARY

Consolidated Condensed Statement of Operations (unaudited)

(all in USD)

	Year Ended July 31, 2009	2008
Net Revenues:		
Distribution and Wholesale	$ -	$ 598,156
Consulting	-	31,065
Software Licensing Fees	-	-
Total Net Revenues	$ -	$ 629,221
Cost of Revenues and Operating Expenses:		
Cost of Revenues	$ -	$ 584,424
Sales, General & Administrative Expenses	127,364	350,852
Depreciation and Amortization	8,267	257,093
Operating Loss from Operations	$ (135,631)	$ (458,861)
Interest Expenses	4,192	34,134
Other Income	-	3,783
Loss from Disposition of Subsidiary Assets	-	(199,919)
Gain from Settlement of Debt	32,011	-
Loss Before Income Taxes	$ (107,812)	$ (793,419)
(Benefit From) Provision for Income Taxes	-	-
Net Loss	$ (107,812)	$ (793,419)
Comprehensive Income		
Foreign Currency Translation Income	(284,186)	(67,950)
Total Comprehensive Loss	$ (391,998)	$ (861,369)
Net Loss Per Share - Basic and Diluted	$ (0.05)	$ (0.05)
Weighted Average Shares Outstanding - Basic and Dilutec	19,051,118	19,051,118

NITAR TECH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

(UNAUDITED)

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

1.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at July 31, 2009 and 2008, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

f.

Software Development Costs

The Company accounts for the costs of software to be marketed in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility of the product is established.  Once technological feasibility is achieved, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. The Company amortizes capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 36 to 60 months), or (ii) the ratio of current revenues to total projected product revenues.  The Company did not capitalize any software development costs for the years ending July 31, 2009 and 2008, respectively.

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

j.

Advertising Costs                                                                                                         The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended July 31, 2009 and 2008 were $0 and $0, respectively.

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Income in the financial statements.  Foreign currency translation adjustments resulted in losses of $284,186 and a gain $67,950 for the years ending July 31, 2009 and 2008, respectively. Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled gains of $0 and $2,144 in the years ending July 31, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

m.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the years ending July 31, 2009 and 2008.

n.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

o.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2010. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

July 31,	2009	2008

Computer Hardware	$ 25,747	$ 25,747
Leasehold Improvements	4,197	4,197
Furniture & Equipment	34,293	34,293
	$ 64,237	$ 64,237
Less: Accumulated Depreciation	64,237	24,539

Net Property and Equipment	$ 0	$ 39,698

Depreciation expense for the years ended July 31, 2009 and 2008 was $8,267 and $31,626, respectively.

4.

BANK OVERDRAFT

In connection with the Company’s checking account, the Company previous to July 31, 2009, had a bank overdraft protection loan available up to approximately $50,000 at July 31, 2008. The bank overdraft balance was $0 and $49,120 at July 31, 2009 and 2008, respectively. The interest rate on the bank overdraft protection loan is the Canadian prime rate plus 0.25%, which was 6.25% and 4.50% at July 31, 2009 and 2008, respectively. Interest expense for the years ended July 31, 2009 and 2008 was $4,192 and $34,134, respectively. The bank overdraft protection loan was personally guaranteed by two principal shareholders of the Company. On April 30, 2009, the bank overdraft amount of $51,272 was paid off  by the principal owners of the Company and the overdraft facility was cancelled.

5.

INCOME TAXES

The consolidated provision for income taxes for the years ending July 31, 2009 and 2008, respectively, consists of the following:

Year Ended: July 31,	2009	2008

Current Tax Expense United States Tax Expense	$ --	$ --
Canadian Tax Expense	--	--
Deferred Tax Benefit United States Tax Expense	$ --	$ --
Canadian Tax Benefit	--	--
Income Tax Benefit	$ --	$ --

The provision for income taxes differs from that computed by applying the Canadian federal statutory rates to income before income tax expense, as indicated in the following analysis:

Year Ended: July 31,	2009	2008

Canadian Statutory Income Taxes at 36% and 37%, respectively	$ --	$ --

Application of the Canadian Small Business Deduction Credit	--	--
Income Tax Benefit	$ --	$ --

A cumulative net deferred tax asset is included on the balance sheet. The components of the deferred tax asset at July 31, 2009 and 2008, respectively, are as follows:

Year Ended: July 31,	2009	2008

Current Deferred Tax Assets Consisted of: Net Operating Loss – Carryforwards Deferred Tax Valuation Allowance	$ -- --	$ -- --
Total Current Deferred Tax Assets Current Deferred Tax Liabilities Consisted of: Difference in Amortization Methods of Software Development Costs	$ -- --	$ -- --
Net Current Deferred Tax Asset	$ --	$ --

The noncurrent component of deferred income tax liability recognized in the balance sheets represents the difference in amortization methods of software development costs.  Deferred liability income tax was $0 and $0 at July 31, 2009 and 2008, respectively.

The Company has $1,532,574 of net operating loss carryforwards available as of July 31, 2009.  The carryforwards expire in varying amounts in 2010 through 2017.

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

ITEM 33

EXHIBITS

31.1 and 2

Certifications

32.1 and 2

Certifications

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITAR TECH CORP.

By: /s/ Luiz  Brasil

Luiz . Brasil, President and Director

Dated: September 3, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

/s/

Luiz  Brasil

President and Director

Dated: September 3, 2009

/s/

George Parselias

Secretary, Treasurer,

Principal Financial Officer, Principal

Accounting Officer and Director

Dated: September 3, 2009

Exhibit 31.1

CERTIFICATION

I, Luiz Brasil , Chief Executive Officer, certify that:

1.

I have reviewed this annual report on Form 10-K of NITAR TECH CORP.

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

Date:  September 3, 2009

/s/ Luiz Brasil

Luiz Brasil

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.

I have reviewed this annual report on Form 10-K of NITAR TECH CORP.

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

Date:  September 3, 2009

/s/ George Parselias

George Parselias

Chief Financial Officer

Exhibit  32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NITAR TECH CORP. (the “Company”) on Form 10-K for the twelve month period ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carman McClelland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/    Luiz Brasil

Name:  Luiz Brasil

Title:    Chief Executive Officer

Date:    September 3, 2009

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NITAR TECH CORP. (the “Company”) on Form 10-K for the twelve month period ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

4.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Parselias

Name:  George Parselias

Title:    Chief Financial Officer

Date:   September 3, 2009

35