Form 10-Q
period 2009-10-31
Nitar Tech Corp.
filed 2009-12-16
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-127170

WINSCON ELECTRONICS CO. LTD.

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

The number of shares of the Registrant's common stock issued and outstanding at November 4, 2009, was 1,503,631.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	21
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22 22

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

 Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Three Month Periods)         5

Statements of Changes in Owners’ Equity and Comprehensive Income                  6

(Three Months Periods)

Condensed Consolidated Statements of Cash Flows   (Three Month Periods)         7

Notes to Condensed Consolidated Financial Statements                                           8

	October 31,	July 31,
	2009	2009

Assets
Current Assets
Cash and cash equivalents	$ 64,269	$ 26,549
Accounts receivable, net (Note 4)	319,305	251,097
Accounts receivable, net - related parties (Note 4, 11)	653,089	472,639
Inventories, net (Note 5)	255,467	331,534
Prepaid expenses	19,035	24,129
Other current assets	2,479	-
Total current assets	1,313,644	1,105,948
Prepayment and deposit	32,214	47,838
Property and equipment, net (Note 6)	454,249	464,039
Total Assets	$ 1,800,107	$ 1,617,825

Liabilities & Owners' Equity
Current Liabilities
Short term loan (Note 7)	$ 64,540	$ -
Accounts payable	857,859	972,697
Accrued expenses	67,214	118,684
Other payables	8,891	8,832
Due to related parties (Note 11)	-	50,000
Total current liabilities	998,504	1,150,213

Total liabilities	998,504	1,150,213

Owners' Equity
Registered capital (Note 13)	2,000,000	1,908,302
Additional paid-in capital	274,042	-
Accumulated deficit (unrestricted)	(1,617,729)	(1,585,263)
Accumulated other comprehensive income	145,290	144,573
Total Owners' Equity	801,603	467,612
Total Liabilities & Owners' Equity	$ 1,800,107	$ 1,617,825

The accompanying notes are an integral part of these financial statements.

	For the Three Months
	Ended October 31,
	2009	2008

Revenue
Sales - third parties	$ 353,567	$ 515,765
Sales - related parties (Note 11)	562,350	383,771
Total revenue	915,917	899,536

Cost of Goods Sold	(782,185)	(895,438)
Gross Profit	133,732	4,098

Operating Expenses
Selling Expenses	22,639	2,923
General and administrative (Note 8)	155,663	180,697
Exchange loss	(7,150)	(2,029)
Total operating expenses	171,152	181,591
Loss from operations	(37,420)	(177,493)

Other income (expenses)
Interest income	62	53
Interest expense	(156)	(7,116)
Other income(expenses)	5,048	(5,007)
Total other income (expenses)	4,954	(12,070)

Loss before and income taxes	(32,466)	(189,563)
Income taxes	-	-

Net Loss	$ (32,466)	$ (189,563)

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Changes in Owners' Equity and Comprehensive Income
For the Three Months Ended October 31, 2009 and 2008 (Unaudited)

			Accumulated
		Additional	Other	Accumulated	Total
		Paid in	Comprehensive	Deficit	Owners'	Comprehensive
	Amount	Capital	Income	(Unrestricted)	Equity	Income

Balance at July 31, 2008	1,623,139	$ -	$ 144,448	$(1,265,437)	$502,150

Foreign currency translation adjustment	-	-	(71)	-	(71)	(71)

Net loss for the year	-	-	-	(186,563)	(186,563)	(186,563)

Balance at October 31, 2008	1,623,139	-	144,377	(1,452,000)	315,516	(186,634)

Balance at July 31, 2009	1,908,302	-	144,573	(1,585,263)	467,612

Capital contribution	91,698	274,042	-	-	365,740

Foreign currency translation adjustment	-	-	717	-	717	717

Net loss for the period	-	-	-	(32,466)	(32,466)	(32,466)

Balance at October 31, 2009	2,000,000	$ 274,042	$ 145,290	$(1,617,729)	$801,603	$ (31,749)

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended October 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$ (32,466)	$ (189,563)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,619	45,929
Provision(Reversal) on allowance of obsolescence	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(68,208)	36,382
Accounts receivable, net - related parties	(180,450)	145,863
Inventories	76,067	70,434
Prepaid expenses	5,094	(12,882)
Other current assets	(2,479)	276
Prepayment and deposit	15,624	(309)
Accounts payable	(114,838)	124,891
Accrued expenses	(51,470)	364
Other payables	59	79
Net cash provided by operating activities	(304,448)	221,464

Cash Flows From Investing Activities
Purchases of property and equipment	(38,521)	(27,080)
Net cash used in investing activities	(38,521)	(27,080)

Cash Flows From Financing Activities
Proceeds from capital contribution	315,740	-
Proceeds from short term loan	64,524	-
Proceeds from related parties	-	7,029
Net cash provided by (used in) financing activities	380,264	7,029

Effect of exchange rate changes on cash	425	87
Net increase in cash and cash equivalents	37,720	201,500

Cash and cash equivalents, beginning of period	26,549	29,557

Cash and cash equivalents, end of period	$ 64,269	$ 231,057

Supplemental disclosure information:

Interest expense paid	$ 156	$ 9,299
Income taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities
Conversion of debt to equity	$ 50,000	$ -

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.

Notes to Financial Statements

October 31, 2009

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Winscon Electronics (Huizhou) Co., Ltd. (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $1,617,729 at October 31, 2009 that includes losses of $32,466 for the three months ended October 31, 2009. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2009, and the results of operations and cash flows for the three months ended October 31, 2009.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was December 1, 2009, the date of the Company’s Quarterly Report for the period ended October 31, 2009.

b.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

c.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

d.

Fair Value of Financial Instruments

The Company adopted the standard “Fair Value Measurements”, codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:

Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

e.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

g.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market.  Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if market value is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

h.

Property and Equipment

Property and equipment are initially recognized recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	5 years
Office equipment	5 years

i.

Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, codified with ASC 360, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j.

Comprehensive income

The standard, “Reporting Comprehensive Income”, codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The comprehensive income arose from the effect of foreign currency translation adjustments.

k.

Revenue recognition

The Company generates revenues from the sales of printed flexible circuits.  Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

l.

Research and development costs

Research and development costs are expensed to operations as incurred.

m.

Income taxes

The Company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes.",  codified with ASC 740, requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

n.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At October 31, 2009 and July 31, 2009, the cumulative translation adjustment of

$145,290 and $144,573 were classified as an item of accumulated other comprehensive income in the owners’ equity section of the balance sheet respectively. For the three months ended October 31, 2009 and 2008, other comprehensive income (loss) was $717 and $(71), respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows: As of October 31, 2009 and July 31, 2008, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.8275 and $1 to RMB6.83208 respectively. For the three months ended October 31, 2009 and 2008, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8292 and $1 to RMB6.8376, respectively. The Company used historical rates for equity.

o.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

p.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective August 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required for annual periods ending after December 15, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. For the Company, this standard was effective beginning May 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning May 1, 2009. The additional disclosures required by this standard are included in Note 2.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning August 1, 2009. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard does not have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective November 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of October 31, 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at October 31, 2009 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

.

For the three months ended October 31, 2009 and 2008, the Company’s sales were mainly made to customers located in the PRC.  In addition, total accounts receivables as of October 31, 2009 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers.  The following table sets forth information as to the revenue derived from those customers that accounted for more than 5% of our revenue in for the three months ended October 31, 2009 and 2008

	For the Three Months
	Ended October 31,
	2009	2008

Winscon Electronics (HK) Co., Ltd.	545,300	368,031
Shenzhen Shuang Lin Technology	128,490	162,443
Shenzhen Ying Jin Electronics		216,358
Shenzhen VTA Electronics		143,987

2.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	October 31,	July 31,
	2009	2009

Accounts receivable - third parties	740,736	312,176
Accounts receivable - related parties	377,599	557,403
	1,118,335	869,579
Less: Allowance for doubtful accounts	(145,941)	(145,843)
Accounts receivable, net	972,394	723,736

The provision for bad debt was $0 for the three months ended October 31, 2009 and 2008.

4.

INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2009	2009

Raw material	$ 86,344	$ 74,927
Work-in-progress	114,126	188,364
Finished goods	139,367	152,556
Others	22,491	22,476
	362,328	438,323
Less: Allowance for obsolescence	(106,861)	(106,789)
Inventory, net	$ 255,467	$ 331,534

The provision on allowance for obsolescence was $0and $3,620 for the three months ended October 31, 2009 and 2008, respectively and included in the cost of goods sold.

5.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31,	July 31,
	2009	2009

Machinery and equipment	$ 909,757	$ 891,876
Office equipment	108,046	86,740
	1,017,803	978,616
Less: Accumulated depreciation	(563,554)	(514,577)
Property and equipments, net	$ 454,249	$ 464,039

The depreciation was $48,619 and $45,929 for the three months ended October 31, 2009 and 2008, respectively. They are broken down as follows:

	For the Three Months
	Ended October 31,
	2009	2008

Cost of sales	$ 44,274	$ 41,770
Operating expenses	4,345	4,159
Total	$ 48,619	$ 45,929

2.

SHORT TERM LOAN

Short-term loan, jointly issued to the Company and Winscon Electronics (HK) Co., Ltd, is a revolving line of credit up to a maximum of $64,546(HKD 500,000) granted by the Hongkong and Shanghai Banking Corporation Limited in June, 2009. The loan is under the Special Loan Scheme sponsored by the Government of the Hong Kong Special Administrative Region. The revolving line of credit bears interest at a per annum rate of 3% above the bank’s best lending rate and is due on demand. Interest is payable monthly. The credit line expires in June, 2010. The loan is guaranteed by Huang, Yonglong, the Company’s owner and prior CEO.

As of October 31, 2009, the outstanding balance of short term loan is $64,540(HKD 499,950) and the revolving line of credit balance is $6. For the three months ended October 31, 2009, the interest expense for this short term loan is $156.

3.

GENERAL AND ADMINISTRATIVE

For the three months ended October 31, 2009 and 2008, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months
	Ended October 31,
	2009	2008

Office expenses	$ 35,566	$ 38,344
Rent	7,394	6,559
Salary and wages	39,352	46,235
Employee insurance	1,401	2,479
Professional fee	-	2,435
Utilities	16,934	14,206
Depreciation	4,345	4,159
Bad debts	-	-
Others	50,671	66,280
	$ 155,663	$ 180,697

2.

CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the three months ended October 31, 2009 and 2008, the total provisions for such employee benefits were $1,401 and $2,479, respectively.

Though provisions were made, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

3.

STATUTORY RESERVES

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profit after tax since commencement of operations.

4.

RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship
Winscon Electronics (HK) Co., Ltd	Controlled by the Company's director and prior CEO; Owner of the Company*
Liconix Industries Inc.	Prior owner of the Company*
Huang, Zongxi	Director and prior owner of the Company*
Zhou, Huixiang	Owner of the Company
Song, Liang Yu	Owner of the Company
Huang, Yonglong	Owner of the Company and prior CEO
He, Gongyin	Prior owner of the Company
Patrick Chen	Prior owner of the Company; President of Liconix

*On April 28, 2009, Liconix Industries transferred its 49% of the Company’s equity to Winscon Electronics (HK) Co., Ltd. In addition, Winscon Electronics (HK) Co., Ltd also acquired 31% of the Company’s equity from other owners in PRC and totally holds 80% of the Company’s equity.

Sales to Related Parties

The sales to related parties were as follows:

	For the Three Months
	Ended October 31,
	2009	2008

Winscon Eclectonics (HK) Co., Ltd	$ 545,300	$ 368,031
Liconix Industries Inc.	17,050	15,740
	$ 562,350	$ 383,771

Accounts Receivable, Net - Related Parties

Accounts receivable, net – related parties consist of the following:

	October 31,	July 31,
	2009	2009

Winscon Eclectonics (HK) Co., Ltd	$ 722,959	$ 548,810
Liconix Industries Inc.	17,777	8,593
	740,736	557,403
Less: Allowance for doubtful accounts	(87,647)	(84,764)
	$ 653,089	$ 472,639

Due to Related Parties

Due to related parties consist of the following:

	October 31,	July 31,
	2009	2009

Huang, Zongxi	$ -	$ -
Zhou, Huixiang	-	-
Song, Liang Yu	-	-
Huang, Yonglong	-	-
He, Gongyin	-	-
Patrick Chen	-	50,000
	$ -	$ 50,000

In November 2007, the Company made borrowings from its related parties to meet the need of capital verification. “Due to related parties” represents loans payable that are unsecured and have no fixed terms of repayment, and are therefore, deem payable on demand. The loans are subject to interest at 10% per annum. The interest was $0 and $7,116 for the three months ended October 31, 2009 and 2008, respectively.

6.

SEGMENT INFORMATION

The Company operates in one industry segment – research, development, manufacture, marketing and sales of printed flexible circuits.  Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

7.

CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitment

According to the Articles of Association, the Company has to fulfill its registered capital requirement of $2,000,000. As of July 31, 2009 the Company had fulfilled $1,908,302 of its registered capital and had a registered capital commitment of $91,698.  In August 2009, the Company’s owners made another capital contribution of $365,740 of which $91,698 was to meet registered capital requirement. $274,042 was recognized as additional paid in capital since it has not been verified by PRC government as registered capital.

Operating Lease Commitment

The Company leases factory and office space under an operating lease which is for 5 years and, expires on November 30, 2010. The rents were $29,575 and $26,237 for the three months ended October 31, 2009 and 2008, respectively. They are broken down as follows:

	For the Three Months
	Ended October 31,
	2009	2008

Cost	$ 22,181	$ 19,678
Operating expenses	7,394	6,559
Total	$ 29,575	$ 26,237

Future minimum lease payments for operating leases with initial or remaining non-cancelable terms in excess of one year are as follows:

Year ending July 31,

2010	$ 104,753
2011	34,918
$ 139,671

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

Source of Supply

The Company purchases components for its products from a number of suppliers.  However, on occasion, a customer’s specifications may require us to purchase components from a specific supplier.  The Company does not have any long term contracts with any of its suppliers, and the Company believes that alternative suppliers are available.  Although the Company has not been subject to shortages for any of its components, since it does not have long-term contracts, the Company may be subject to cutbacks and price increases which it may not be able to pass on to its customers in the event that the demand for components generally exceeds the capacity of its suppliers.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended October 31, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Results of Operations

THREE MONTH PERIOD ENDED OCTOBER 31, 2009 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2008

Revenues

During the three months ended April 30, 2009 the Company generated revenues of $915,917 compared to $899,536 in the period ended October 31, 2008. The increase of $16,381 or 2%, was driven by an increase in the current quarter of $178,579 to Related Parties, $562,350 in the current quarter versus $383,771 in the same quarter a year ago. This was offset by a reduction of $162,198 in sales to third parties, $353,567 in the current quarter versus $515,765 in the same quarter a year ago.

Cost of Revenues

The Company incurred cost of revenues of $782,185 for the three month period ended October 31, 2009 and for the period October 31, 2008 was $895,438 which resulted in a decrease of $113,253. The reduction in cost of revenues of $113,253, or 12.6%, experienced in the current quarter was achieved by sourcing key components from key suppliers at reduced unit costs and by efficiency gains by streamlining the current productions lines and processes, while maintaining, if not enhancing, quality.

Sales and Marketing

Total sales and marketing expenses for the three months ended October 31, 2009 was $22,639 compared to $2,923 for the same period in 2008.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the three month period ended October 31, 2009, general and administrative expenses decreased by $25,034 over the same period in 2008. The decrease in general and administrative expense in the current quarter was a result of reduced wages and compensation expenses as well as a reduction of discretionary spending for office expenses and supplies.

Depreciation

Our depreciation for the three months ended October 31, 2009, increased slightly over the same period in 2008 by $2,690.  This increase was driven primarily by the addition of capital assets for the production process and other plant assets.

Other Income/Expenses

In the three months ended October 31, 2009, the Company expensed $156 in interest expense resulting in a decrease of $9,143 in interest expense over the same period in 2008. This reduction was largely due to reduced prime interest lending rates available to the Company from its current bankers as well as the direct result of increased cash flow which decreased lending levels on average during the current quarter versus the same period a year ago.

Income Taxes

During the three month period ended October 31, 2009, we incurred no tax benefit nor had to record a provision for income taxes as the Company had a net loss of $32,466.

Net Loss

The Company recorded a net loss for the three month period ended October 31, 2009 of $32,466 resulting in a decrease of $157,097 when compared to the same period in 2008.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to aggressive sales and marketing activities.  It is our intended goal of achieving, at the very least, a break-even pre-tax income level by the fiscal year end of July 31, 2010.

Liquidity and Capital Resources

At October 31, 2009, the Company’s need for cash included satisfying $998,364 of current liabilities, which consisted entirely of accounts payable, a short term loan, and accrued liabilities. Current liabilities have decreased by $151,709 over the same period in 2008.

Our ability to continue as a going concern is dependent on the Company’s ability to obtain additional funding from expansion of our bank facility, an equity injection, and increased sales revenue.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, and investment banking.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended October 31, 2009.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

(b)   Changes in internal controls.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report on Form 10-SB:

Exhibit No.                                  Description

31.1

31.1                             Rule 13(a)-14(a)/15(d)-14(a) Certification of President

31.2                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.2                             Section 1350 Certification of President

32.3                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 4, 2009

                                                                                           Winscon Electronics Co. Ltd.

                                                                                                By:           /s/

                                                                                                          Luiz Brasil

                                                                                                          President

Exhibit 31.1

CERTIFICATIONS

I,  Luiz Brasil, President, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of WINSCON ELECTRONICS CO. LTD.

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  December 4, 2009                                                                          /s/

Luiz Brasil

President

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of WINSCON ELECTRONICS CO. LTD.

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  December 4, 2009                                                                           /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the three month period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A. Brasil, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  Luiz Brasil

Title:   President

Date:    December 4, 2009

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the three month period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     December 4, 2009