Form 10-Q
period 2010-01-31
WINSCON ELECTRONICS CO. LTD.
filed 2010-03-25
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

The number of shares of the Registrant's common stock issued and outstanding at January 31, 2009, was 1,503,631.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	23
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	24 24

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

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

x

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Three Month and

Six Month Periods)                                                                                                    5

Statements of Changes in Owners’ Equity and Comprehensive Income                  6

(Six Months Periods)

Condensed Consolidated Statements of Cash Flows   (Six Month Periods)             7

Notes to Condensed Consolidated Financial Statements                                          8

Winscon Electronics (Huizhou) Co., Ltd.
Balance Sheets
(Unaudited)

		January 31,	July 31,
		2010	2009
Assets
Current Assets
Cash and cash equivalents		$ 52,982	$ 26,549
Accounts receivable, net (Note 4)		184,165	251,097
Accounts receivable, net - related parties (Note 4, 11)		553,745	472,639
Inventories, net (Note 5)		364,267	331,534
Prepaid expenses		20,608	24,129
Other current assets		68,514	-
Total current assets		1,244,281	1,105,948
Prepayment and deposit

83,807
47,838
Property, plant, and equipment, net (Note 6)		404,702	464,039
Total Assets		$ 1,732,790	$ 1,617,825

Liabilities & Owners' Equity
Current Liabilities
Short-term loan (Note 7)		$ 64,552	$ -
Short-term loan - related parties (Note 11)		80,000	-
Accounts payable		608,793	972,697
Accrued expenses		66,458	118,684
Other payables		57,366	8,832
Due to related parties (Note 11)		-	50,000
Total current liabilities		877,169	1,150,213

Total liabilities		877,169	1,150,213

Owners' Equity
Registered capital (Note 13)		2,000,000	1,908,302
Additional paid-in capital		274,042	-
Accumulated deficit (unrestricted)		(1,563,814)	(1,585,263)
Accumulated other comprehensive income		145,393	144,573
Total Owners' Equity		855,621	467,612
Total Liabilities & Owners' Equity		$ 1,732,790	$ 1,617,825

	-
The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009

Revenue
Sales - third parties	$ 3,474	$ 272,798	$ 357,041	$ 788,563
Sales - related parties (Note 11)	657,959	135,859	1,220,309	519,630
Total revenue	661,433	408,657	1,577,350	1,308,193

Cost of Goods Sold	(348,584)	(333,461)	(1,130,769)	(1,228,899)
Gross Profit	312,849	75,196	446,581	79,294

Operating Expenses
Selling Expenses	2,301	2,510	6,383	5,433
General and administrative	247,368	163,977	421,588	344,674
Exchange loss	9,529	43	2,379	(1,986)
Total operating expenses	259,198	166,530	430,350	348,121
Income(Loss) from operations	53,651	(91,334)	16,231	(268,827)

Other income (expenses)
Interest income	112	2	174	55
Interest expense	(2,069)	(7,115)	(2,225)	(14,231)
Other income(expenses)	2,221	1	7,269	(5,006)
Total other income(expenses)	264	(7,112)	5,218	(19,182)

Income(loss) before income taxes	53,915	(98,446)	21,449	(288,009)
	-	-	-	-

Net Income(Loss)	$ 53,915	$ (98,446)	$ 21,449	$ (288,009)

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Changes in Owners' Equity and Comprehensive Income
For the Six Months Ended January 31, 2010 and 2009 (Unaudited)

			Accumulated
		Additional	Other	Accumulated	Total
		Paid in	Comprehensive	Deficit	Owners'	Comprehensive
	Amount	Capital	Income	(Unrestricted)	Equity	Income

Balance at July 31, 2008	$ 1,623,139	$ -	$ 144,448	$ (1,265,437)	$ 502,150	$ -

Foreign currency translation adjustment	-	-	39	-	39	39

Net income(loss) for the period	-	-	-	(288,009)	(288,009)	(288,009)

Balance at January 31, 2009	$ 1,623,139	$ -	$ 144,487	$ (1,553,446)	$ 214,180	$ (287,970)

Balance at July 31, 2009	$ 1,908,302	$ -	$ 144,573	$ (1,585,263)	$ 467,612	$ -

Capital contribution	91,698	274,042	-	-	365,740	-

Foreign currency translation adjustment	-	-	820	-	820	820

Net income(loss) for the period	-	-	-	21,449	21,449	21,449

Balance at January 31, 2010	$ 2,000,000	$ 274,042	$ 145,393	$ (1,563,814)	$ 855,621	$ 22,269

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended January 31,
	2010	2009
Cash Flows From Operating Activities

Net income(loss)	$ 21,449	$ (288,009)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,205	92,480
Provision for obsolete inventories	-	8,640
Changes in operating assets and liabilities:
Accounts receivable, net	66,932	3,837
Accounts receivable, net - related parties	(81,106)	177,594
Inventories	(32,733)	(8,404)
Prepaid expenses	3,521	(17,166)
Other current assets	(68,514)	8,379
Prepayment and deposit	(35,969)	(1,969)
Accounts payable	(363,904)	31,788
Accrued expenses	(52,226)	376
Other payables	48,534	15,771
Net cash provided by operating activities	(394,811)	23,317

Cash Flows From Investing Activities
Purchases of property and equipment	(39,522)	(28,386)
Net cash used in investing activities	(39,522)	(28,386)

Cash Flows From Financing Activities
Proceeds from capital contribution	315,740	-
Proceeds from short-term loan	64,520	-
Proceeds from short-term loan - related parties	80,000	-
Proceeds from related parties	-	14,266
Net cash provided by (used in) financing activities	460,260	14,266

Effect of exchange rate changes on cash	506	(22)
Net increase in cash and cash equivalents	26,433	9,175

Cash and cash equivalents, beginning of period	26,549	29,557

Cash and cash equivalents, end of period	$ 52,982	$ 38,732

Supplementary disclosure information
Interest expense paid	$ 1,425	$ 9,298
Income taxes paid	$ -	$ -

Supplementary disclosure of non-cash investing and
financing activities
Conversion of debt to equity	$ 50,000	$ -

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.

Notes to Financial Statements

January 31, 2010

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Winscon Electronics (Huizhou) Co., Ltd. (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $1,563,814 at January 31, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2010, and the results of operations and cash flows for the six months ended January 31, 2010.

b.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

c.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was March 22, 2010, the date of the Company’s Quarterly Report for the six months ended January 31, 2010.

e.

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

f.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

g.

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

h.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market value.  Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

i.

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

j.

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

k.

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

l.

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

m.

Research and development costs

Research and development costs are expensed to operations as incurred.

n.

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

o.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At January 31, 2010 and July 31, 2009, the cumulative translation adjustments of $145,393 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet. For the six months ended January 31, 2010 and 2009, other comprehensive income was $820 and $39, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of January 31, 2010 and July 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the six months ended January 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

p.

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

q.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but it was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective May 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning May 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning May 1, 2009. The additional disclosures required by this standard are included in Note 2.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning August 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted prices for an identical liability traded as an asset may be considered Level 1 fair value measurements. For the Company, this ASU is effective August 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective November 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning August 1, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force”, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning August 1, 2010. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning August 1, 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of January 31, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at January 31, 2010 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the six months ended January 31, 2010 and 2009, the Company’s sales were mainly made to customers located in the PRC.  In addition, total accounts receivables as of January 31, 2010 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers.  The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue in for the six months ended January 31, 2010 and 2009

For the Six Months
Ended January 31,

	2010		2009

Winscon Electronic (HK) Co. Ltd.	$ 1,195,209	76%	476,331	36%
Shenzhen Shuang Lin Techology	170,530	11%	209,207	16%
Shenzhen Ying Jin Electronics	-	-	330,376	25%
Shenzhen VTA Electronics	-	-	190,043	15%

4.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	January 31,	July 31,
	2010	2009

Accounts receivable - third parties	$ 202,720	$ 312,176
Accounts receivable - related parties	609,538	557,403
	812,258	869,579
Less: Allowance for doubtful accounts	(74,348)	(145,843)

Accounts receivable, net	$ 737,910	$ 723,736

The provision for bad debt was $136,002 and $0 for the six months ended January 31, 2010 and 2009. For the six months ended January 31, 2010, $207,595 accounts receivable was written off due to remote possibility on collection of which $145,924 was accrued for allowance in prior years. Based on aging report, additional allowance, $74,331 was accrued for the six months ended January 31, 2010.

5.

INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2010	2009

Raw materials	$ 76,139	$ 74,927
Work in progress	258,443	188,364
Finished goods	114,064	152,556
Others	22,493	22,476
	471,139	438,323
Less: Allowance for obsolescence	(106,872)	(106,789)
Inventory, net	$ 364,267	$ 331,534

The provision on allowance for obsolescence was $0and $8,640 for the six months ended January 31, 2010 and 2009, respectively and included in the cost of goods sold.

6.

PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following:

	January 31,	July 31,
	2010	2009

Machinery and equipment	$ 909,852	$ 891,876
Office equipment	109,053	86,740
	1,018,905	978,616
Less: Accumulated depreciation	(614,203)	(514,577)

Property, plant and equipment, net	$ 404,702	$ 464,039

The depreciation was $99,205 and $92,480 for the six months ended January 31, 2010 and 2009, respectively. They are broken down as follows:

	For the Six Months
	Ended January 31,
	2010	2009

Cost of sales	$ 89,424	$ 84,069
Operating expenses	9,781	8,411
Total	$ 99,205	$ 92,480

7.

SHORT-TERM LOAN

The short-term loan, jointly issued to the Company and Winscon Electronics (HK) Co., Ltd, is a revolving line of credit up to a maximum of $64,558(HKD 500,000) granted by the Hongkong and Shanghai Banking Corporation Limited in June, 2009. The loan is under the Special Loan Scheme sponsored by the Government of the Hong Kong Special Administrative Region. The revolving line of credit bears interest at a per annum rate of 3% above the bank’s best lending rate and is due on demand. Interest is payable monthly. The credit line expires in June, 2010. The loan is guaranteed by Huang, Yonglong, the Company’s owner and prior CEO.

As of January 31, 2010, the outstanding balance of this short-term loan is $64,552(HKD 499,950) and the revolving line of credit balance is $6. For the six months ended January 31, 2010, the interest expense for this short-term loan is $1,425.

8.

GENERAL AND ADMINISTRATIVE

For the six months ended January 31, 2010 and 2009, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months
	Ended January 31,
	2010	2009

Bad debts	$ 136,002	$ -
Others	128,394	134,696
Salary and wages	79,313	84,259
Utilities	30,484	24,015
Rent	16,288	13,095
Office expenses	13,206	75,289
Depreciation	9,781	8,411
Professional fees	5,000	255
Employee insurance	3,120	4,654
Total General and Administrative	$ 421,588	$ 344,674

During the three month period ended January 31, 2010, we incurred no tax benefit nor had to record a provision for income taxes. The Company has significant tax loss that is more than sufficient to offset any current period potential tax liability in the period.

9.

CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the three months ended January 31, 2010 and 2009, the total provisions for such employee benefits were $3,120 and $4,654, respectively.

Though provisions were made, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

10.

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

11.

RELATED PARTY TRANSACTIONS

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship
Winscon Electronics (HK) Co., Ltd.	Controlled by the Company's director and prior CEO;
Owner of the Company*
Winscon Electronics Co. Ltd. - USA	Owner of the Company*
Liconix Industries Inc.	Prior owner of the Company*
Huang, Zongxi	Director and prior owner of the Company*
Zhou, Huixiang	Owner of the Company
Song, Liang Yu	Owner of the Company
Huang, Yonglong	Owner of the Company and prior CEO
He, Gongyin	Prior owner of the Company
Patrick Chen	Prior owner of the Company; President of Liconix
Li, Shicheng	Stockholder of Winscon Electronics Co. Ltd. - USA

*In August 2009, Liconix Industries transferred its 49% of the Company’s equity to Winscon Electronics Co., Ltd-USA. On April 28, 2009, Winscon Electronics (HK) Co., Ltd acquired 31% of the Company’s equity from other owners in PRC.

Sales to Related Parties

The sales to related parties were as follows:

	For the Six Months
	Ended January 31,
	2010	2009

Winscon Electronics (HK) Co., Ltd.	$ 1,195,209	$ 476,331
Liconix Industries Inc.	25,100	43,299
	$ 1,220,309	$ 519,630

Accounts Receivable, Net - Related Parties

Accounts receivable, net – related parties consist of the following:

	January 31,	July 31,
	2010	2009

Winscon Electronics (HK) Co., Ltd.	$ 597,651	$ 548,810
Liconix Industries Inc.	11,887	8,593
	609,538	557,403
Less: Allowance for doubtful accounts	(55,793)	(84,764)
Accounts receivable - related parties, net	$ 553,745	$ 472,639

Due to Related Parties

Due to related parties consist of the following:

	January 31,	July 31,
	2010	2009

Patrick Chen	$ -	$ 50,000
Totals	$ -	$ 50,000

In November 2007, the Company made borrowings from its related parties to meet the need of capital verification. “Due to related parties” represents loans payable that are unsecured and have no fixed terms of repayment, and are therefore, deem payable on demand. The loans are subject to interest at 10% per annum. The interest was $0 and $14,231 for the six months ended January 31, 2010 and 2009, respectively.

Short-Term Loan from Related Parties

On November 24, 2009, Li, Shicheng made a short-term loan of $80,000 to the Company. This loan bears an annual interest rate of 6% and expires on Jun 24, 2010. The loan is guaranteed by six Company’s related parties: Song, Liangyu; Huang, Yonglong; Zhou, Huixiang; He, Gongyin; Huang, Zongxi; and Patrick Chen.

As of January 31, 2010, the outstanding balance of this short-term loan is $80,000. For the six months ended January 31, 2010, the interest expense for this short-term loan is $800.

12.

SEGMENT INFORMATION

The Company operates in one industry segment – research, development, manufacture, marketing and sales of printed flexible circuits.  Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

13.

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

Operating Lease Commitment

The Company leases factory and office space under an operating lease which is for 5 years and, expires on November 30, 2010. The rents were $65,151 and $52,379 for the six months ended January 31, 2010 and 2009, respectively. They are broken down as follows:

	For the Six Months
	Ended January 31,
	2010	2009

Cost	$ 48,863	$ 39,284
Operating expenses	16,288	13,095
Total	$ 65,151	$ 52,379

Future minimum lease payments for operating leases with initial or remaining non cancelable terms in excess of one year are as follows:

Year ending July 31, 2009

2010	$ 104,764
2011	34,921
$ 139,685

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended January 31, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

THREE MONTH PERIOD ENDED JANUARY 31, 2010 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2009

Revenues

During the three months ended January 31, 2010 the Company generated revenues of $661,433 compared to $408,657 in the period ended January 31, 2009. The increase of $252,776 was driven by an increase in the current quarter of $522,100 to Related Parties, $657,959 in the current quarter versus $135,859 in the same quarter of 2009. This was offset by a reduction of $269,324 in sales to third parties, $3474 in the current quarter versus $272,798 in the same quarter a year ago.

Cost of Revenues

The Company incurred cost of revenues of $348,584 for the three month period ended January 31, 2010 and for the period January 31, 2009 was $333,461 which resulted in an increase of $15,123. The slight increase in the cost of revenues was offset by an increase in gross profit of $237,653 over the same quarter in 2009. The increase in gross profits reflects the same upwards trend as indicated in the six months period ended January 31, 2010 over the same six month period of 2009.

Sales and Marketing

Total sales and marketing expenses for the three months ended January 31, 2010 was $2301 compared to $2510for the same period in 2009.  The decrease was due to an increase in sales to related parties that reordered our products, which required little marketing effort or expense.

General and Administrative

In the three month period ended January 31, 2010, general and administrative expenses increased by $83,391 over the same period in 2009. The increase in general and administrative expense in the current quarter was a result of increased compensation expenses as well increases in utilities and a significant increase in bad debts over the six month period ended January 31, 2010 versus the same period in 2009.  The provision for bad debt was $136,002 and $0 for the six months ended January 31, 2010 and 2009. For the six months ended January 31, 2010, $207,595 of accounts receivable was written off due to remote possibility on collection of which $145,924 was accrued for allowance in prior years. Based on aging report, additional allowance, $74,331 was accrued for the six months ended January 31, 2010.

Depreciation

Our depreciation for the six months ended January 31, 2010, increased slightly over the same period in 2009 by $6725 due to increases in the cost of sales and operating expenses

Other Income/Expenses

In the three months ended January 31, 2010, the Company expensed $2069 in interest expense resulting in a decrease of $5046 in interest expense over the same period in 2009. This reduction was largely due to reduced prime interest lending rates available to the Company from its current bankers as well as the direct result of increased cash flow which decreased lending levels on average during the current quarter versus the same period a year ago.

Income Taxes

During the three month period ended January 31, 2010, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Net Income

The Company recorded a net income for the three month period ended January 31, 2010 of $53,915 resulting in a increase of $152,361 when compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to increased sales and marketing activities.  It is our intended goal of achieving, at the very least, a break-even pre-tax income level by the fiscal year end of July 31, 2010.

Liquidity and Capital Resources

At January 31, 2010, the Company’s need for cash included satisfying $877,169 of current liabilities, which consisted entirely of accounts payable, a short term loan, and accrued expenses. Current liabilities have decreased by $273,044 over the same period in 2009. Accounts receivable increased by $14,174 and inventories increased by $32,733 over the same period in 2009.

We have exhausted our $64,588 line of credit granted by the Hongkong and Shanghai Banking Corporation Ltd. Our ability to continue as a going concern is dependent on the Company’s ability to obtain additional funding from expansion of our bank facility, an equity injection, and increased sales revenue.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended January 31, 2010.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report on Form 10-SQB:

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

Dated:  March 22, 2010

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

Date:  March 22, 2010                                                                          /s/

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

Date:  March 22, 2010                                                                           /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the six month period ended January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A. Brasil, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  Luiz Brasil

Title:   President

Date:    March 22, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the six month period ended January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1..   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     March 22, 2010