Form 10-Q
period 2010-04-30
WINSCON ELECTRONICS CO. LTD.
filed 2010-06-23
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The number of shares of the Registrant's common stock issued and outstanding at April 30, 2010, was 19,680,294.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PAGE

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	24
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	25 25

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Three Month and

Nine Month Periods)                                                                                                  5

Statements of Changes in Owners’ Equity and Comprehensive Income                  6

(Nine Months Periods)

Condensed Consolidated Statements of Cash Flows   (Nine Month Periods)          7

Notes to Condensed Consolidated Financial Statements                                          8

Winscon Electronics (Huizhou) Co., Ltd.
Balance Sheets
(Unaudited)

		April 30,	July 31,
		2010	2009

Assets
Current Assets
Cash and cash equivalents		$ 14,672	$ 26,549
Accounts receivable, net (Note 4)		92,945	251,097
Accounts receivable, net - related parties (Note 4, 11)		629,979	472,639
Inventories, net (Note 5)		215,829	331,534
Prepaid expenses		6,315	24,129
Other current assets		98,242	-
Total current assets		1,057,982	1,105,948
Prepayment and deposit

45,046
47,838
Property, plant, and equipment, net (Note 6)		354,176	464,039
Total Assets		$ 1,457,204	$ 1,617,825
Liabilities & Owners' Equity
Current Liabilities
Short-term loan (Note 7)		$ 64,562	$ -
Short-term loan - related parties (Note 11)		80,000	-
Accounts payable		472,374	972,697
Accrued expenses		60,209	118,684
Other payables		156,629	8,832
Due to related parties (Note 11)		-	50,000
Total current liabilities		833,774	1,150,213

Total liabilities		833,774	1,150,213
Owners' Equity
Registered capital (Note 13)		2,000,000	1,908,302
Additional paid-in capital		274,042	-
Accumulated deficit (unrestricted)		(1,796,144)	(1,585,263)
Accumulated other comprehensive income		145,532	144,573
Total Owners' Equity		623,430	467,612
Total Liabilities & Owners' Equity		$ 1,457,204	$ 1,617,825

	-
The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2010	2009	2010	2009

Revenue
Sales - third parties	$ 17,708	$ 641,716	$ 374,749	$ 1,430,279
Sales - related parties (Note 11)	471,916	239,214	1,692,225	758,844
Total revenue	489,624	880,930	2,066,974	2,189,123

Cost of Goods Sold	(594,750)	(644,398)	(1,725,519)	(1,873,297)
Gross Profit	(105,126)	236,532	341,455	315,826

Operating Expenses
Selling Expenses	2,866	3,732	9,249	9,165
General and administrative	141,756	197,076	563,344	541,750
Exchange loss	(849)	3,399	1,530	1,413
Total operating expenses	143,773	204,207	574,123	552,328
Income(Loss) from operations	(248,899)	32,325	(232,668)	(236,502)

Other income (expenses)
Interest income	-	134	76	189
Interest expense	(1,827)	(7,120)	(4,052)	(21,351)
Other income(expenses)	18,396	-	25,763	(5,006)
Total other income(expenses)	16,569	(6,986)	21,787	(26,168)

Income(loss) before income taxes	(232,330)	25,339	(210,881)	(262,670)
Income taxes	-	-	-	-

Net Income(Loss)	$ (232,330)	$ 25,339	$ (210,881)	$ (262,670)

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Changes in Owners' Equity and Comprehensive Income
For the Nine Months Ended April 30, 2010 and 2009 (Unaudited)

			Accumulated
		Additional	Other	Accumulated	Total
		Paid in	Comprehensive	Deficit	Owners'	Comprehensive
	Amount	Capital	Income	(Unrestricted)	Equity	Income

Balance at July 31, 2008	$ 1,623,139	$ -	$ 144,448	$ (1,265,437)	$ 502,150	$ -

Foreign currency translation adjustment	-	-	712	-	712	712

Net income(loss) for the period	-	-	-	(262,670)	(262,670)	(262,670)

Balance at April 30, 2009	$ 1,623,139	$ -	$ 145,160	$ (1,528,107)	$ 240,192	$ (261,958)

Balance at July 31, 2009	$ 1,908,302	$ -	$ 144,573	$ (1,585,263)	$ 467,612	$ -

Capital contribution	91,698	274,042	-	-	365,740	-

Foreign currency translation adjustment	-	-	959	-	959	959

Net income(loss) for the period	-	-	-	(210,881)	(210,881)	(210,881)

Balance at April 30, 2010	$ 2,000,000	$ 274,042	$ 145,532	$ (1,796,144)	$ 623,430	$ (209,922)

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.
Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended April 30, 2010
	2010	2009
Cash Flows From Operating Activities
Net income(loss)	$ (210,881)	$ (262,670)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	149,811	138,783
Provision for bad debts	92,785	-
Provision(reversal) for obsolete inventories	(29,247)	13,538
Changes in operating assets and liabilities:
Accounts receivable, net - 3rd & related parties	(91,973)	57,224
Inventories	144,952	(98,142)
Prepaid expenses	17,814	(28,500)
Other current assets	(98,242)	4,426
Prepayment and deposit	2,792	(2,544)
Accounts payable	(500,323)	146,433
Accrued expenses	(58,475)	444
Other payables	147,797	51,313
Net cash provided by operating activities	(433,190)	20,305
Cash Flows From Investing Activities
Purchases of property and equipment	(39,525)	(43,461)
Net cash used in investing activities	(39,525)	(43,461)
Cash Flows From Financing Activities
Proceeds from capital contribution	315,740	-
Proceeds from short-term loan	64,562	-
Proceeds from short-term loan - related parties	80,000	-
Proceeds from related parties	-	14,266
Net cash provided by (used in) financing activities	460,302	14,266

Effect of exchange rate changes on cash	536	(419)
Net increase in cash and cash equivalents	(11,877)	(9,309)

Cash and cash equivalents, beginning of period	26,549	29,557

Cash and cash equivalents, end of period	$ 14,672	$ 20,248

Supplementary disclosure information

Interest expense paid	$ 2,052	$ -
Income taxes paid	$ -	$ -

Supplementary disclosure of non-cash investing and
financing activities
Conversion of debt to equity	$ 50,000	$ -

The accompanying notes are an integral part of these financial statements.

Winscon Electronics (Huizhou) Co., Ltd.

Notes to Financial Statements

April 30, 2010

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Winscon Electronics (Huizhou) Co., Ltd. (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $1,796,144 at April 30, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2010, and the results of operations and cash flows for the nine months ended April 30, 2010.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was June 21, 2010, the date of the Company’s Quarterly Report for the nine months ended April 30, 2010.

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

o.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At April 30, 2010 and July 31, 2009, the cumulative translation adjustments of $145,532 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet. For the nine months ended April 30, 2010 and 2009, other comprehensive income was $959 and $712, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of April 30, 2010 and July 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82523 and $1 to RMB6.83208 respectively. For the nine months ended April 30, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8279 and $1 to RMB6.8374, respectively. The Company used historical rates for equity.

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective beginning February 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning February 1, 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning August 1, 2010. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of April 30, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at April 30, 2010 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the nine months ended April 30, 2010 and 2009, the Company’s sales were mainly made to customers located in the PRC.  In addition, total accounts receivables as of April 30, 2010 also arose from customers located in the PRC.

 A significant percentage of the Company’s business is generated from a small number of customers.  The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue in for the nine months ended April 30, 2010 and 2009

		For the Nine Months
		Ended April 30,
	2010		2009

Winscon Electronic (HK) Co. Ltd.	$ 1,645,390	80%	691,983	32%
Shenzhen Shuang Lin Techology	-	-	459,897	21%
Shenzhen Ying Jin Electronics	-	-	400,186	18%
Shenzhen VTA Electronics	-	-	231,867	11%

4.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	April 30,	July 31,
	2010	2009

Accounts receivable - third parties	$ 96,750	$ 312,176
Accounts receivable - related parties	655,771	557,403

	752,521	869,579
Less: Allowance for doubtful accounts	(29,597)	(145,843)

Accounts receivable, net	$ 722,924	$ 723,736

The provision for bad debt was $92,785 and $0 for the nine months ended April 30, 2010 and 2009. For the nine months ended April 30, 2010, $209,133 accounts receivable was written off due to remote possibility on collection of which $145,933 was accrued for allowance in prior years. Based on aging report, additional allowance, $29,585 was accrued for the nine months ended April 30, 2010.

5.

INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2010	2009
Raw material	$ 76,039	$ 74,927
Work-in-progress	73,299	188,364
Finished goods	144,130	152,556
Others	-	22,476
	293,468	438,323
Less: Allowance for obsolescence	(77,639)	(106,789)

	$ 215,829	$ 331,534

The provision (reversal) on allowance for obsolescence was $(29,247) and $13,538 for the nine months ended April 30, 2010 and 2009, respectively and included in the cost of goods sold.

6.

PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following:

	April 30,	July 31,
	2010	2009
Machinery and equipment	$ 910,060	$ 891,876
Office equipment	109,078	86,740

	1,019,138	978,616
Less: Accumulated depreciation	(664,962)	(514,577)

Property, plant and equipment, net	$ 354,176	$ 464,039

The depreciation was $149,811 and $138,783 for the nine months ended April 30, 2010 and 2009, respectively. They are broken down as follows:

	For the Nine Months
	Ended April 30,
	2010	2009

Cost of sales	$ 134,578	$ 125,816
Operating expenses	15,233	12,967

Total	$ 149,811	$ 138,783

7.

SHORT-TERM LOAN

The short-term loan, jointly issued to the Company and Winscon Electronics (HK) Co., Ltd, is a revolving line of credit up to a maximum of $64,568(HKD 500,000) granted by the Hongkong and Shanghai Banking Corporation Limited in June, 2009. The loan is under the Special Loan Scheme sponsored by the Government of the Hong Kong Special Administrative Region. The revolving line of credit bears interest at a per annum rate of 3% above the bank’s best lending rate and is due on demand. Interest is payable monthly. The credit line expires in June, 2010. The loan is guaranteed by Huang, Yonglong, the Company’s owner and prior CEO.

As of April 30, 2010, the outstanding balance of this short-term loan is $64,562(HKD 499,950) and the revolving line of credit balance is $6. For the nine months ended April 30, 2010, the interest expense for this short-term loan is $2,052.

8.

GERNERAL AND ADMINISTRATIVE

For the nine months ended April 30, 2010 and 2009, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months
	Ended April 30,
	2010	2009

Office expenses	$ 15,444	$ 98,461
Rent	24,276	19,635
Salary and wages	124,677	138,471
Employee insurance	9,526	8,806
Professional fees	5,000	255
Utilities	41,318	30,813
Depreciation	15,233	12,967
Bad debts	92,785	-
Others	235,085	232,342

	$ 563,344	$ 541,750

9.

CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the nine months ended April 30, 2010 and 2009, the total provisions for such employee benefits were $9,526 and $8,806, respectively.

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

Sales to Related Parties

The sales to related parties were as follows:

	For the Nine Months
	Ended April 30,
	2010	2009
Winscon Electronics (HK) Co., Ltd.	$ 1,645,390	$ 691,983
Liconix Industries Inc.	46,835	66,861

	$ 1,692,225	$ 758,844

Accounts Receivable, Net - Related Parties

Accounts receivable, net – related parties consist of the following:

	April 30,	July 31,
	2010	2009
Winscon Electronics (HK) Co., Ltd.	$ 635,158	$ 548,810
Liconix Industries Inc.	20,613	8,593

	655,771	557,403
Less: Allowance for doubtful accounts	(25,792)	(84,764)

	$ 629,979	$ 472,639

Due to Related Parties

Due to related parties consist of the following:

	April 30,	July 31,
	2010	2009

Patrick Chen	$ -	$ 50,000
Totals	$ -	$ 50,000

In November 2007, the Company made borrowings from its related parties to meet the need of capital verification. “Due to related parties” represents loans payable that are unsecured and have no fixed terms of repayment, and are therefore, deem payable on demand. The loans are subject to interest at 10% per annum. The interest was $0 and $21,350 for the nine months ended April 30, 2010 and 2009, respectively.

Short-Term Loan from Related Parties

On November 24, 2009, Li, Shicheng made a short-term loan of $80,000 to the Company. This loan bears an annual interest rate of 6% and expires on Jun 24, 2010. The loan is guaranteed by six Company’s related parties: Song, Liangyu; Huang, Yonglong; Zhou, Huixiang; He, Gongyin; Huang, Zongxi; and Patrick Chen.

As of April 30, 2010, the outstanding balance of this short-term loan is $80,000. For the nine months ended April 30, 2010, the interest expense for this short-term loan is $2,000.

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

Operating Lease Commitment

The Company leases factory and office space under an operating lease which is for 5 years and, expires on November 30, 2010. The rents were $97,104 and $78,539 for the nine months ended April 30, 2010 and 2009, respectively. They are broken down as follows:

	For the Nine Months
	Ended April 30,
	2010	2009

Cost	$ 72,828	$ 58,904
Operating expenses	24,276	19,635

Total	$ 97,104	$ 78,539

Future minimum lease payments for operating leases with initial or remaining non cancelable terms in excess of one year are as follows:

Year ending July 31,

2010

$    26,187

2011

     34,916

$   61,103

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended April 30, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

THREE MONTH PERIOD ENDED APRIL 30, 2010 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2009

Revenues

During the three months ended April 30, 2010 the Company generated revenues of $489,624 compared to $880,930 in the period ended April 30, 2009. The decrease of $391,306 was driven by a decrease in sales of $624,008 to Third Parties, $17,708 in the current quarter versus $641,716 in the same quarter of 2009.

Cost of Revenues

The Company incurred cost of revenues of $594,750 for the three month period ended April 30, 2010 and for the period April 30, 2009 was $644,398 which resulted in an increase of $49,648. The decrease in the revenues resulted in a loss of $105,126 in gross profit compared to $236,532 in gross profit over the same quarter in 2009.

Sales and Marketing

Total sales and marketing expenses for the three months ended April 30, 2010 was $2866 compared to $3732 for the same period in 2009.  The decrease was due to an increase in sales to related parties that reordered our products, which required little marketing effort or expense.

General and Administrative

In the three month period ended April 30, 2010, general and administrative expenses decreased by $55,320 over the same period in 2009. The decrease in general and administrative expense in the current quarter was a result of a decrease in compensation expenses.  The provision for bad debt was $92,785 and $0 for the nine months ended April 30, 2010 and 2009.

Depreciation

Our depreciation for the nine months ended April 30, 2010, increased slightly over the same period in 2009 by $11,028.

Other Income/Expenses

In the three months ended April 31, 2010, the Company expensed $1827 in interest expense resulting in a decrease of $5293 in interest expense over the same period in 2009. This reduction was largely due to reduced prime interest lending rates available to the Company from its current bankers.

Income Taxes

During the three month period ended April 30, 2010, we incurred no tax benefit nor had to record a provision for income taxes as the Company had significant decreases in current net income results.

Net Income

The Company recorded a net loss for the three month period ended April 30, 2010 of $232,330 resulting in a decrease of $206, 991 when compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to a soft third-party market for our product lines. Due to our significant decrease in our net loss, it is highly unlikely that we will attain our goal of a break-even pre-tax income level by the fiscal year end of July 31, 2010.

Liquidity and Capital Resources

At April 30, 2010, the Company’s need for cash included satisfying $833,774 of current liabilities, which consisted entirely of accounts payable, a short term loan, and accrued expenses. Current liabilities have decreased by $6,439 since July 31, 2009. Accounts receivables decreased by $812 and inventories decreased by $115,705 since July 31, 2009.

Our ability to continue as a going concern is dependent on the Company’s ability to obtain additional funding from expansion of our bank facility, an equity injection, and increased sales revenue.  The Company anticipates that its cash needs over the next 12 months will be met primarily from a combination of profits, and our ability to secure a line of credit or an expansion of our short term loan arrangement.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On May 4, 2010 the company entered into a Letter of Intent with Uniwell Electronics Ltd., a Hong Kong Corporation specializing in electronic circuit boards. Details of the LOI specify that, upon satisfactory due diligence, Winscon will acquire 100% ownership of all the shares and assets of Uniwell.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report on Form 10-SQB:

Exhibit No.                                  Description

31.1

31.1                             Rule 13(a)-14(a)/15(d)-14(a) Certification of President

31.2                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1                             Section 1350 Certification of President

32.2                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 22, 2010

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

Date:  June 22, 2010                                                                                /s/

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

Date:  June 22, 2010                                                                                    /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the nine months ended April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Luiz A. Brasil, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                    /s/

Name:  Luiz Brasil

Title:    President

Date:    June 22, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WINSCON ELECTRONICS CO. LTD. (the “Company”) on Form 10Q for the nine months ended April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:    June 22, 2010