Form 10-K
period 2010-07-31
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 333-127170

UNIWELL ELECTRONIC CORPORATION

(Name of small business issuer in its charter)

                                  Delaware

   98-0476582

(State or other jurisdiction                                       (I.R.S. Employer

                     of incorporation or organization)

           Identification No.)

1896 Stoneybrook Court,

Mississauga, ON L5L 3W2

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 824-6200

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 2,066,974

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $36,000 as of January 2013(unchanged).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,180,294 as of September 1, 2013.

Transitional Small Business Disclosure Format (Check one): Yes [X ] No [ ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements

Business

Uniwell Electronic Corporation formerly Nitar Tech. Corp. is a Delaware corporation organized January 12, 2004.

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

On August 11, 2009, Winscon Electronics Co. Ltd. (“Winscon”), formerly Nitar Tech Corp., negotiated a settlement with Murjan Investments LLC (“Murjan”), whereby Murjan has agreed to accept 13,750,000 restricted common shares of Winscon as settlement in full regarding $385,000, plus accumulated interests and costs, owed to Murjan, resulting from a contractual obligation entered into on July 6, 2005.

In August 2009 the Company entered into an exchange agreement with Winscon Electronics (Huizhou) Co., Ltd, ("Winscon") to acquire 80% of the assets of Winscon in exchange for 6,000,000 shares of Nitar.

On November 11, 2009, Winscon Electronics Co. Ltd. (“Winscon”) formerly Nitar Tech, Corp., negotiated a settlement with Visionary Investment Group Inc. (“Visionary”)whereby Visionary has agreed to accept 4,600,000 restricted common shares of Winscon as settlement in full regarding $180,000, plus accumulated interest and costs, owed to Visionary, resulting from a contractual obligation entered into on August 9, 2006.

Winscon Electronics Co. Ltd. (“Winscon”) entered into a Letter of Intent to Purchase, dated January 14, 2010, with Cotronic Manufacturing Co. Ltd. (“Cotronic”), a Taiwan corporation; for the purpose of setting forth the terms and conditions upon which Winscon Electronics Co. Ltd. (“Winscon”) will acquire from Cotronic 100% of all the assets and equity of Cotronic.

In May 2010 the Company effectively sold off all of its assets and paid all of its liabilities at that time.

The Company has entered into a Definitive Agreement for the Exchange of Common Stock with Uniwell (Chong’s) International Holdings Ltd. The agreement will become effective as of July 30, 2010.

On July 27, 2010, the Company changed its name to Uniwell Electronic Corporation.

Effective September 15, 2010, Uniwell Electronic Corporation (formerly Winscon Electronics Co. Ltd.) terminated the Letter of Intent to Purchase, dated January 14, 2010, with Cotronic Manufacturing Co. Ltd. (“Cotronic”), a Taiwan corporation. There is no material relationship between the registrant or its affiliates and any of the parties other than in respect of the material definitive agreement.

Subsequent to May 2010 the Company has been actively seeking a new acquisition to bring a viable business into it.

As of this September 2013, the Company has not finalized any new acquisitions.

Item 2. Properties

At this time there are no properties in the name of the Company as the Company has no assets.

Item 3. Legal Proceedings

None

Item 4. Mining Safety Disclosures

Not applicable

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company trades under the symbol UNWL on the OTC Pink Sheets and at present there is no trading activity. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This annual report on Form 10-K of UNIWELL ELECTRIC CORPORATION  for the year ended July 31, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

(a)	an abrupt economic change resulting in an unexpected downturn in demand;
(b)	governmental restrictions or excessive taxes on land;
(c)	over-abundance of companies developing commercial properties to lease space or sell the developed building;
(d)	economic resources to support the development of our projects;

(e)	expansion plans, access to potential clients, and advances in technology; and
(f)	lack of working capital that could hinder the land acquisition for development of our projects.

Financial information provided in this Form 10-K, for periods subsequent to July 31, 2010, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

TWELVE MONTH PERIOD ENDED JULY 31, 2010 COMPARED TO THE SAME PERIOD ENDED JULY 31, 2009

Revenues

During the twelve months ended July 31, 2010 the Company generated revenues of $2,066,974 compared to $3,077,012  in the period ended July 31, 2009. The decrease was a result of the discontinuation of the business in May 2010.

Cost of Revenues

The Company incurred cost of revenues of $1,725,519 for the twelve month period ended July 31, 2010 and for the period July 31, 2009 was $2,596,801.  The decrease was a result of the discontinuation of the business in May 2010.

General and Administrative

In the twelve month period ended July 31, 2010, general and administrative expenses decreased by $177,403 over the same period in 2009. The decrease in general and administrative expense in the current twelve month period is due to downsizing and the discontinuation of the business in May 2010.

Depreciation

There was no depreciation for the year since operations and assets ceased in May 2010.

Income Taxes

During the twelve month period ended July 31, 2010, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Liquidity and Capital Resources

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of and shareholder loans and investment banking.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2011.

Item 8 Financial Statements and Supplementary Data.

Below are the financial statements for the Company:

Our financial statements included in this Form 10-K are as follows:
Balance Sheets as of and July 31, 2010 and 2009 (unaudited);
Statements of Operations for the three and twelve months ended July 31, 2010 and 2009 (unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to July 31, 2010 (unaudited);
Statements of Cash Flows for the twelve months ended July 31, 2010 and 2009 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	31-Jul-10	31-Jul-09

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 26,549
Accounts Receivable - Net of Allowance for Doubtful Accounts		723,736
Inventories		331,534
Prepaid Expenses		71,967

Total Current Assets	$ 28,826	$ 1,153,786

Property and Equipment - Net of Accumulated Depreciation	-	464,039

Total Assets	$ 28,826	$ 1,617,825

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 22,500	$ 1,091,381
Other Payables	-	8,832
Due to Related Parties	-	50,000

Total Current Liabilities	$ 22,500	$ 1,150,213

Total Liabilities	$ 22,500	$ 1,150,213

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding July 31, 2010 and 2009	$ 21,180	$ 21,180
Additional Paid In Capital	2,270,357	2,019,366
Retained Earnings	(2,429,784)	(1,717,507)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ 6,326	$ 467,612

Total Liabilities and Shareholders' Equity	$ 28,826	$ 1,617,825

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Twelve Months Ended July 31,
	2010	2009

Net Revenues:
Sales	$2,066,974	$3,077,012

Total Net Revenues	$2,066,974	$3,077,012

Cost of Revenues and Operating Expenses:
Cost of Revenues	$1,725,519	$2,596,801
Other Operating Income	9,249	-
Operating Expenses	-	10,695
General and Administrative Expenses	585,844	763,247
Financial Expenses	1,530	6,245

Total Operating Expenses	$2,322,142	$3,376,988

Operating (Loss) Income from Operations	($255,168)	($299,976)
Non-Operating Income	76	102
Non-Operating Expenses	(4,052)	(23,762)
Loss on disposition of assets	(478,896)
Other Income/(Expenses)	25,763	3,810

Total Other Income/(Expenses)	($457,109)	($19,850)

(Loss) Income Before Income Taxes	($712,277)	($319,826)
(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($712,277)	($319,826)
Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($712,277)	($319,826)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.03)	$ (0.02)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net income for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)	0	(712,277)

Balance, July 31, 2010	21,180,294	$ 21,180	$ 2,270,357	($2,429,784)	$ 144,573	$ 6,326

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
	Twelve Month Period Ended July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (712,277)	$ (319,826)

Non-Cash Adjustments
Depreciation and Amortization Expense	-	186,796

Loss on sale of assets	464,039
Changes in Operating Assets and Liabilities
Accounts Receivable	723,736	(133,242)
Prepaid Expenses	71,967	-
Inventories	331,534	9,208
Other Current Assets	-	11,306
Accounts Payable & Accrued Liabilities	(1,068,881)	137,044
Advances from customers	-	(7,114)
Other Current Liabilities	(8,832)	-
Deferred Tax Liability	-	(51,520)

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ (198,714)	$ (167,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Capital Assets	-	(76,140)

NET CASH FROM INVESTING ACTIVITIES	$ -	$ (76,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loans	-	-
Short-Term loans	-	-
Long-Term Loans	(50,000)	-
Capital Contributions	250,991	245,053
Repayments to Shareholders	-	(4,573)

NET CASH FLOWS FROM FINANCING ACTIVITIES	$ 200,991	$ 240,480

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 2,277	$ (3,008)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,549	29,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 28,826	$ 26,549

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	22,500	-

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Financial Statements

July 31, 2010

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,429,784 at July 31, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2010, and the results of operations and cash flows for the twelve months ended July 31, 2010.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was July 18, 2013, the date of the Company’s Annual Report for the year ended July 31, 2010

e.

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

h.

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

i.

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

j.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2010 and July 31, 2009, the cumulative translation adjustments of

$144,573 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of July  31, 2010 and July 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the year ended July 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

k.

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

l.

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash as of July 31, 2010. The Company performs ongoing evaluations of its cash position to minimize losses.

A portion of the Company’s cash at July 31, 2010 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the twelve months ended July 31, 2010 and 2009, the Company’s sales were mainly made to customers located in the PRC.

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (July 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was adequate

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

 Our management’s report was not subject to audit or attestation by a registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 11. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board meeting that they attend.

STOCK OPTION PLANS

None

PART IV

Item 15. Exhibits

31.1

Certification

32.1

Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIWELL ELECTRONIC CORPORATION

Dated: September 5, 2013

s/s Luiz Brasil

Luiz Brasil, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Luiz Brasil

(Principal Executive

----------------------------

and Accounting Officer)

September 5, 2013

Luiz Brasil