Form 10-Q
period 2010-10-31
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127170

UNIWELL ELECTRONIC CORPORATION

(Exact name of small business issuer as specified in its charter)

 Delaware                  n/a                       98-0476582

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                                         Code Number)

 or organization)

1896 Stoneybrook Court,

Mississauga, ON L5L 3W2

905-824-6200

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  X  No

The number of shares of Common Stock, no par value, outstanding on was 21,180,294 shares as of October 31, 2010.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010 (unaudited);
Statements of Operations for the three months October 31, 2010 and 2009(unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to October 31, 2010 (unaudited);
Statements of Cash Flows for the three months ended October 31, 2010 and 2009 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	31-Oct-10	31-Jul-10

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 28,826

Total Current Assets	$ 28,826	$ 28,826

Property and Equipment - Net of Accumulated Depreciation	-	-

Total Assets	$ 28,826	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 45,000	$ 22,500

Total Current Liabilities	$ 45,000	$ 22,500

Other Liabilities
Long Term Notes Payable	$ -	$ -
Shareholder Advances	-	-
Total Liabilities	$ 45,000	$ 22,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding October 31, 2010 and	$ 21,180	$ 21,180
July 31, 2010
Additional Paid In Capital	2,270,357	2,270,357
Retained Earnings	(2,452,284)	(2,429,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ (16,174)	$ 6,326

Total Liabilities and Shareholders' Equity	$ 28,826	$ 28,826

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Three Months Ended October 31,
	2010	2009
Net Revenues:
Sales	$0	$915,917

Total Net Revenues	$0	$915,917

Cost of Revenues and Operating Expenses:
Cost of Revenues	$0	$782,185
Selling Expense	-	22,639
General and Administrative	22,500	155,663
Exchange Loss	-	- 7,150

Total Operating Expenses	$22,500	$953,337

Operating (Loss) Income from Operations	($22,500)	($37,420)
Interest Income	0	61
Interest Expense	0	(156)
Other Income/(Expenses)	0	5,048

Total Other Income/(Expenses)	$0	$4,953

(Loss) Income Before Income Taxes	($22,500)	($32,467)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($22,500)	($32,467)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($22,500)	($32,467)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	(1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326

Net loss - October 31, 2010				(22,500)		(22,500)

Balance, October 31, 2010	21,180,294	$ 21,180	$ 2,270,357	$ (2,452,284)	$ 144,573	$ (16,174)

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
	Three Month Period Ended October 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (22,500)	$ (32,467)
Non-Cash Adjustments
Depreciation and Amortization Expense	-	48,619

Changes in Operating Assets and Liabilities
Accounts Receivable	-	(248,658)
Prepaid Expenses	-	5,094
Inventories	-	76,067
Other Current Assets	-	(2,479)
Accounts Payable & Accrued Liabilities	22,500	(166,307)
Advances from customers	-	15,624
Other Current Liabilities	-	484

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ -	$ (304,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Capital Assets	-	(38,521)

NET CASH FROM INVESTING ACTIVITIES	$ -	$ (38,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term loans	-	64,524
Capital Contributions	-	315,740

NET CASH FLOWS FROM FINANCING ACTIVITIES	$ -	$ 380,264

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ 37,720

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,826	$ 64,269

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -

Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	22,500	30,000

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Interim Financial Statements

October 31, 2010

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,452,284 at October 31, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2010, and the results of operations and cash flows for the three months ended October 31, 2010.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was July 18, 2013, the date of the Company’s Quarterly Report for the three months ended October 31, 2010.

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

j.

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

k.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At October 31, 2010 and July 31, 2010, the cumulative translation adjustments of $0 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet. For the three months ended October 31, 2010 and 2009, other comprehensive income was $0 and $0, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of October 31, 2010 and July 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the three months ended October 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

l.

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

m.

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of October 31, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at October 31, 2010 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the three months ended October 31, 2010 the Company had no sales and was inactive

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward Looking Statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants;

•

our ability to raise adequate working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of UNIWELL ELECTRIC CORPORATION  for the period ended October 31, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to October 31, 2010, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

THREE MONTH PERIOD ENDED OCTOBER 31, 2011 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2010

Revenues

During the three months ended October 31, 2011 the Company generated revenues of $0 compared to $915,917  in the period ended October 31, 2010. The decrease was entirely was driven by the fact that the Company has not operated since May 2010.

Cost of Revenues

During the three months ended October 31, 2010 the Company generated cost of revenues of $0 compared to $782,185  in the period ended October 31, 2009. The decrease was entirely was driven by the fact that the Company has not operated since May 2010.

General and Administrative

In the three month period ended October 31, 2010, general and administrative expenses were $22,500 representing costs incurred on behalf of the company by a shareholder to search for new acquisitions and for expenses related to filing of various documents with regulatory authorities.

Depreciation

There was no depreciation for the three months ended October 31, 2010, as all operating and depreciable assets were sold and the proceeds were utilized to pay off obligations and liabilities..

Net Loss

The Company recorded a net loss for the three month period ended October 31, 2010 of $22,500 resulting from administrative, legal and listing fees required to maintain the Company’s filing status up to date.  It is anticipated that this trend will continue into the next fiscal year

Liquidity and Capital Resources

The Company anticipates that its cash needs over the next 12 months will be met by primarily from shareholder loans and investment banking.

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

We anticipate that our future liquidity requirements will arise from the need to fund our growth from our new operations, pay debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from new operations and raising additional funds from private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecasted, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation. The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Income Taxes.

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the business have been reclassified as a discontinued operation for all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending October 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending October 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending October 31, 2010, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIWELL ELECTRONIC CORPORATION.

By:/s/ Luiz Brasil

Luiz Brasil, President,

Chief Executive Officer

Chief Financial Officer

Date: September 5, 2013