Form 10-Q
period 2011-04-30
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares of Common Stock, no par value, outstanding on was 21,180,294 shares as of April 30, 2011.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of April 30, 2011 (unaudited) and July 31, 2010 (unaudited);
Statements of Operations for the three and nine months ended April 30, 2011 and 2010 (unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to April 30, 2011 (unaudited);
Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	30-Apr-11	31-Jul-10

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 28,826

Total Current Assets	$ 28,826	$ 28,826

Property and Equipment - Net of Accumulated Depreciation	-	-

Total Assets	$ 28,826	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	90,000	$ 22,500
Due to Related Parties	-	-

Total Current Liabilities	$90,000	$ 22,500

Total Liabilities	$90,000	$22,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding April 30, 2011 and	$ 21,180	$ 21,180
July 31, 2010
Additional Paid In Capital	2,270,357	2,270,357
Retained Earnings	(2,497,284)	(2,429,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ (61,174)	$ 6,326

Total Liabilities and Shareholders' Equity	$ 28,826	$ 28,826

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Three Months Ended April 30,
	2011	2010

Net Revenues:
Sales	$0	$489,624

Total Net Revenues	$0	$489,624

Cost of Revenues and Operating Expenses:
Cost of Revenues	$0	$594,750
Selling Expense	-	2,866
General and Administrative	22,500	141,756
Exchange Loss	-	- 849

Total Operating Expenses	$22,500	$738,523

Operating (Loss) Income from Operations	($22,500)	($248,899)

Interest Income	0	0
Interest Expense	0	(1,827)
Other Income/(Expenses)	0	18,396

Total Other Income/(Expenses)	$0	$16,569

(Loss) Income Before Income Taxes	($22,500)	($232,330)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($22,500)	($232,330)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($22,500)	($232,330)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Nine Months Ended April 30,
	2011	2010

Net Revenues:
Sales	$0	$2,066,974

Total Net Revenues	$0	$2,066,974

Cost of Revenues and Operating Expenses:
Cost of Revenues	$0	$1,725,519
Selling Expense	-	9,249
General and Administrative	67,500	563,344
Exchange Loss	-	1,530

Total Operating Expenses	$67,500	$2,299,642

Operating (Loss) Income from Operations	($67,500)	($232,668)

Interest Income	0	76
Interest Expense	0	(4,052)
Other Income/(Expenses)	0	25,763

Total Other Income/(Expenses)	$0	$21,787

(Loss) Income Before Income Taxes	($67,500)	($210,881)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($67,500)	($210,881)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($67,500)	($210,881)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326

Net loss - April 30, 2011				(67,500)		(67,500)

Balance, April 30, 2011	21,180,294	$ 21,180	$ 2,270,357	$ (2,497,284)	$ 144,573	$ (61,174)

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
	Nine months ended April 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (67,500)	$ (210,881)
Non-Cash Adjustments
Provision for (reversal) of obsolete inventories	-	(29,247)
Depreciation and Amortization Expense	-	149,811
Bad Debt Expense	-	92,785
Changes in Operating Assets and Liabilities
Accounts Receivable	-	(91,973)
Prepaid Expenses	-	17,814
Inventories	-	144,952
Other Current Assets	-	(98,242)
Accounts Payable & Accrued Liabilities	67,500	(558,798)
Advances from customers	-	2,792
Other Current Liabilities	-	147,797
Deferred Tax Liability	-	536
NET CASH FLOWS FROM OPERATING ACTIVITIES	$ -	$ (432,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Capital Assets	-	(39,525)
NET CASH FROM INVESTING ACTIVITIES	$ -	$ (39,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loans	-	80,000
Short-Term loans	-	64,562
Capital Contributions	-	315,740
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ -	$ 460,302
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ (11,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,826	$ 14,672
SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ 1,425
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	67,500	-

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,497,284 at April 30, 2011. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2011, and the results of operations and cash flows for the nine months ended April 30, 2011.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was July 18, 2013, the date of the Company’s Quarterly Report for the nine months ended April 30, 2011.

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

j.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. For the six months ended April 30, 2011 and 2010, other comprehensive income was $0 and $0, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of April 30, 2011 and July 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the six months ended April 30, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

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

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash as of April 30, 2011. The Company performs ongoing evaluations of its cash position.

A portion of the Company’s cash at April 30, 2011 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the nine months ended April 30, 2010, the Company’s sales were mainly made to customers located in the PRC.  For the nine month period ended April 30, 2011, the Company did not record any sales as it has wound-up its operating entity.

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

As of April 30, 2011, the outstanding balance of this short-term loan is $0 and the revolving line of credit balance is $0, as the outstanding amount was fully repaid by the Company on June 30, 2010. For the nine months ended April 30, 2011, the interest expense for this short-term loan is $0.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of UNIWELL ELECTRIC CORPORATION  for the period ended April 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2011, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

NINE MONTH PERIOD ENDED APRIL 30, 2011 COMPARED TO THE SAME PERIOD ENDED APRIL 30, 2010

Revenues

During the nine months ended April 30, 2011 the Company generated revenues of $0 compared to $2,066,974  in the period ended April 30, 2010. The decrease was entirely was driven by the loss of key clients and a significant reduction in sales to related parties due to a significant reduction in demand for the Company’s products. As a result the Company wound up its operating activities, sold all of its assets and paid off its resultants liabilities in the current three month period.

Cost of Revenues

During the nine months ended April 30, 2011 the Company generated cost of revenues of $0 compared to $1,725,519  in the period ended April 30, 2010. The decrease was entirely was driven by the loss of key clients and a significant reduction in sales to related parties due to a significant reduction in demand for the Company’s products. The Company wound up its operating activities, sold all of its assets and paid off its resultants liabilities in May 2010.

General and Administrative

In the nine month period ended April 30, 2011, general and administrative expenses decreased by $495,844 over the same period in 2010. The decrease in general and administrative expense in the current three month period is due to downsizing of the administrative staff and non-revenue generating expenses as a result of the material decrease in sales and winding-up of the operational factory. In the current three month period, the Company incurred administrative and general expenses of $67,500 which consist mainly of legal, listing and transfer agent fees required to keep the Company’s status as current.

Depreciation

There was no depreciation for the nine months ended April 30, 2011, as all operating and depreciable assets were sold and the proceeds were utilized to pay off obligations and liabilities..

Other Income/Expenses

In the nine months ended April 30, 2011, the Company did not have any interest income or interest expenses. In the same period in 2010, the Company had $25,839 of interest income and recorded $4,052 of  interest expense as the reduction was largely due to reduced prime interest lending rates available to the Company from its current bankers as well as the direct result of increased cash flow which decreased lending levels on average during the current quarter versus the same period a year ago, and the ability to repay all of the short term loans that were outstanding versus the same period a year ago.

Income Taxes

During the nine month period ended April 30, 2011, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Net Income

The Company recorded a net loss for the nine month period ended April 30, 2011 of $67,500 resulting from administrative, legal and listing fees required to maintain the Company’s filing status up to date.  It is anticipated that this trend will continue into the next fiscal year

Liquidity and Capital Resources

At April 30, 2011, the Company liquidated all of its tangible and intangible assets with the net proceeds being applied to repay all of its current and long-term liabilities. The reaming cash balance will remain in the commercial account to cover off bank fees and charges.

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