Form 10-K
period 2011-07-31
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended July 31, 2011

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

COMMON STOCK, NO PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This annual report on Form 10-K of UNIWELL ELECTRIC CORPORATION  for the year ended July 31, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-K, for periods subsequent to July 31, 2011, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

TWELVE MONTH PERIOD ENDED JULY 31, 2011 COMPARED TO THE SAME PERIOD ENDED JULY 31, 2010

Revenues

During the twelve months ended July 31, 2011 the Company generated no revenue compared to 2,066,974 in the period ended July 31, 2010. The decrease was a result of the discontinuation of the business in May 2010.

Cost of Revenues

The Company incurred no cost of revenues for the twelve month period ended July 31, 2011 and for the period July 31, 2010 was $1,725,519.  The decrease was a result of the discontinuation of the business in May 2010.

General and Administrative

In the twelve month period ended July 31, 2011, general and administrative expenses were $90,000 representing costs incurred in connection with filings and consulting costs incurred as compared to $585,844 for 2010. The decrease in general and administrative expense in the current twelve month period is due to downsizing and the discontinuation of the business in May 2010.

Depreciation

There was no depreciation for the year since operations and assets ceased in May 2010.

Income Taxes

During the twelve month period ended July 31, 2011, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Liquidity and Capital Resources

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of and shareholder loans and investment banking.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2012.

Item 8 Financial Statements and Supplementary Data.

Below are the financial statements for the Company:

Our financial statements included in this Form 10-K are as follows:
Balance Sheets as of and July 31, 2011 and 2010 (unaudited);
Statements of Operations for the three and twelve months ended July 31, 2011 and 2010 (unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to July 31, 2011 (unaudited);
Statements of Cash Flows for the twelve months ended July 31, 2011 and 2010 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	31-Jul-11	31-Jul-10

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 28,826

Total Current Assets	$ 28,826	$ 28,826

Property and Equipment - Net of Accumulated Depreciation	0	-

Total Assets	$ 28,826	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	$112,500	$ 22,500
Other Payables	0	-
Due to Related Parties	0	-

Total Current Liabilities	$112,500	$ 22,500

Total Liabilities	$112,500	$ 22,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding July 31, 2011 and	$ 21,180	$ 21,180
July 31, 2010
Additional Paid In Capital	2,270,357	2,270,357
Retained Earnings	(2,519,784)	(2,429,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ (83,674)	$ 6,326

Total Liabilities and Shareholders' Equity	$ 28,826	$ 28,826

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Twelve Months Ended July 31,
	2011	2010

Net Revenues:
Sales	$0	$2,066,974

Total Net Revenues	$0	$2,066,974

Cost of Revenues and Operating Expenses:
Cost of Revenues	$0	$1,725,519
Selling Expense	-	9,249
General and Administrative	90,000	585,844
Exchange Loss	-	1,530

Total Operating Expenses	$90,000	$2,322,142

Operating (Loss) Income from Operations	($90,000)	($255,168)

Interest Income	0	76
Loss on disposition of assets		(478,896)
Interest Expense	0	(4,052)
Other Income/(Expenses)	0	25,763

Total Other Income/(Expenses)	$0	($457,109)

(Loss) Income Before Income Taxes	($90,000)	($712,277)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($90,000)	($712,277)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($90,000)	($712,277)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.03)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Imputed interests during the year						0
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326

Net loss for the year				(90,000)		(90,000)

Balance, July 31, 2011	21,180,294	$ 21,180	$ 2,270,357	$ (2,519,784)	$ 144,573	$ (83,674)

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
	Twelve months ended July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (90,000)	$ (712,277)

Non-Cash Adjustments
Loss on sale of assets	-	464,039

Changes in Operating Assets and Liabilities
Accounts Receivable	-	723,736
Prepaid Expenses	-	71,967
Inventories	-	331,534
Accounts Payable & Accrued Liabilities	90,000	(1,068,881)
Other Current Liabilities	-	(8,832)

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ -	$ (198,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-Term Loans	-	(50,000)
Capital Contributions	-	250,991

NET CASH FLOWS FROM FINANCING ACTIVITIES	$ -	$ 200,991

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ 2,277

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,826	$ 28,826

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	90,000	22,500

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Financial Statements

July 31, 2011

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.  The Company ceased operations in May 2010 and has been looking to acquire an active viable business.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,519,784 at July 31, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2011, and the results of operations and cash flows for the twelve months ended July 31, 2011.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was July 18, 2013, the date of the Company’s Annual Report for the year ended July 31, 2011

e.

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

j.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2011 and July 31, 2010, the cumulative translation adjustments of

$144,573 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of July  31, 2011 and July 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the year ended July 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

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

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash as of July 31, 2011 The Company performs ongoing evaluations of its cash position to minimize losses.

A portion of the Company’s cash at July 31, 2011 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (July 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.

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