Form 10-Q
period 2011-10-31
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

The number of shares of Common Stock, no par value, outstanding on was 21,180,294 shares as of October 31, 2011.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of October 31, 2011 (unaudited) and July 31, 2011 (unaudited);
Statements of Operations for the three months October 31, 2011 and 2010(unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to October 31, 2011 (unaudited);
Statements of Cash Flows for the three months ended October 31, 2011 and 2010 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	31-Oct-11	31-Jul-11

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 28,826

Total Current Assets	$ 28,826	$ 28,826

Property and Equipment - Net of Accumulated Depreciation	0	0

Total Assets	$ 28,826	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	135,000	112,500
Due to Related Parties	0	0

Total Current Liabilities	$135,000	$112,500

Total Liabilities	$135,000	$112,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding October 31, 2011 and	$ 21,180	$ 21,180
July 31, 2011
Additional Paid In Capital	2,270,357	2,270,357
Retained Earnings	(2,542,284)	(2,519,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ (106,174)	$ (83,674)

Total Liabilities and Shareholders' Equity	$ 28,826	$ 28,826

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Operations (unaudited)
(all in USD)
	Three Months Ended October 31,
	2011	2010

Net Revenues:
Sales	$0	$0

Total Net Revenues	$0	$0

Cost of Revenues and Operating Expenses:
Cost of Revenues	$0	$0
Selling Expense	-	-
General and Administrative	22,500	22,500
Exchange Loss	-	-

Total Operating Expenses	$22,500	$22,500

Operating (Loss) Income from Operations	($22,500)	($22,500)

(Loss) Income Before Income Taxes	($22,500)	($22,500)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($22,500)	($22,500)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($22,500)	($22,500)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,519,784)	144,573	(83,674)

Net loss - October 31, 2011				(22,500)		(22,500)

Balance, October 31, 2011	21,180,294	$ 21,180	$ 2,270,357	$ (2,542,284)	$ 144,573	$ (106,174)

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
Three months ended October 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (22,500)	$ (22,500)

Non-Cash Adjustments
Provision for (reversal) of obsolete inventories	-	-
Depreciation and Amortization Expense	-	-

Changes in Operating Assets and Liabilities
Accounts Payable & Accrued Liabilities	22,500	22,500

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ -	$ -

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	28,826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,826	$ 28,826

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	22,500	22,500

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Interim Financial Statements

October 31, 2011

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,542,284 at October 31, 2011. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2011, and the results of operations and cash flows for the three months ended October 31, 2011.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was July 18, 2013, the date of the Company’s Quarterly Report for the three months ended October 31, 2011.

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

j.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. For the three months ended October 31, 2011 and 2010, other comprehensive income was $0 and $0, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of October 31, 2011 and July 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the three months ended October 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

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

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash as of October 31, 2011. The Company performs ongoing evaluations of its cash position.

A portion of the Company’s cash at October 31, 2011 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

4.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of UNIWELL ELECTRIC CORPORATION  for the period ended October 31, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to October 31, 2011, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

THREE MONTH PERIOD ENDED OCTOBER 31, 2011 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2010

Revenues

The Company did not have any sales during the three month period ended October 31, 2011 and no sales were recorded in the comparable period ended October 31, 2010.

Cost of Revenues

The Company did not have any cost of sales during the three month period ended October 31, 2011 and no sales were recorded in the comparable period ended October 31, 2010.

General and Administrative

The Company incurred administrative and general expenses of $22,500 and $22,500 in the respective period ended October 31, 2011 and October 31, 2010, which consist entirely of legal, listing and transfer agent fees required to keep the Company’s status as current.

Depreciation

There was no depreciation for the three months ended October 31, 2011, or for the prior year period ended October 31, 2010.

Other Income/Expenses

In the three months ended October 31, 2011, the Company did not have any interest income or interest expenses.

Income Taxes

During the three month period ended October 31, 2011, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Net Income

The Company recorded a net loss for the three month period ended October 31, 2011 of $22,500 resulting from administrative, legal and listing fees required to maintain the Company’s filing status up to date.  It is anticipated that this trend will continue into the next fiscal year.

Liquidity and Capital Resources

At October 31, 2011, the Company does not have any assets or liabilities. The remaining cash balance will remain in the commercial account to cover off bank fees and charges.

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

With respect to the period ending October 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending October 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three period ending October 31, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

No reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIWELL ELECTRONIC CORPORATION.

By:/s/ Luiz Brasil

Luiz Brasil, President,

Chief Executive Officer

Chief Financial Officer

Date: September 5, 2013