Form 10-K
period 2013-07-31
UNIWELL ELECTRONIC Corp
filed 2013-09-06
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended July 31, 2013

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This annual report on Form 10-K of UNIWELL ELECTRIC CORPORATION  for the year ended July 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-K, for periods subsequent to July 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

TWELVE MONTH PERIOD ENDED JULY 31, 2013 COMPARED TO THE SAME PERIOD ENDED JULY 31, 2012

Revenues

During the twelve months ended July 31, 2013 and July 31, 2012 the Company generated no revenues. The reason was the result of the discontinuation of the business in May 2010.

Cost of Revenues

The Company incurred no cost of revenues for the twelve month period ended July 31, 2013 and for the period July 31, 2012.  The reason was the result of the discontinuation of the business in May 2010.

General and Administrative

In the twelve month period ended July 31, 2013 and July 31, 2012, general and administrative expenses were $90,000 representing costs incurred in connection with filings and consulting costs.

Depreciation

There was no depreciation for the year since operations and assets ceased in May 2010.

Income Taxes

During the twelve month period ended July 31, 2013, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

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

Item 8 Financial Statements and Supplementary Data.

Below are the financial statements for the Company:

Our financial statements included in this Form 10-K are as follows:
Balance Sheets as of and July 31, 2013 and 2012 (unaudited);
Statements of Operations for the three and twelve months ended July 31, 2013 and 2012 (unaudited)
Statement of Stockholders’ Equity from July 31, 2008 to July 31, 2013 (unaudited);
Statements of Cash Flows for the twelve months ended July 31, 2013 and 2012 (unaudited);
Notes to Financial Statements;

UNIWELL ELECTRONIC CORPORATION
Balance Sheets (Unaudited)
(all in USD)
	31-Jul-13	31-Jul-12

Current Assets
Cash and Cash Equivalents	$ 28,826	$ 28,826

Total Current Assets	$ 28,826	$ 28,826

Property and Equipment - Net of Accumulated Depreciation	0	-

Total Assets	$ 28,826	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	$292,500	$ 112,500
Other Payables	0	-
Due to Related Parties	0	-

Total Current Liabilities	$292,500	$ 112,500

Total Liabilities	$292,500	$ 112,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding July 31, 2013 and	$ 21,180	$ 21,180
July 31, 2012
Additional Paid In Capital	2,270,357	2,270,357
Retained Earnings	(2,699,784)	(2,609,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ (263,674)	$ (173,674)

Total Liabilities and Shareholders' Equity	$ 28,826	$ 28,826

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

UNIWELL ELECTRONIC CORPORATION
Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,519,784)	144,573	(83,674)

Net loss - July 31, 2012				(90,000)		(90,000)

Balance, July 31, 2012	21,180,294	21,180	2,270,357	(2,609,784)	144,573	(173,674)

Net loss - July 31, 2013				(90,000)		(90,000)

Balance, July 31, 2013	21,180,294	$ 21,180	$ 2,270,357	$ (2,699,784)	$ 144,573	$ (263,674)

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION
Statement of Cash Flows (unaudited)
(all in USD)
	Twelve months ended July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (90,000)	$ (90,000)

Changes in Operating Assets and Liabilities
Accounts Payable & Accrued Liabilities	90,000	90,000

NET CASH FLOWS FROM OPERATING ACTIVITIES	$ -	$ -

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	28,826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,826	$ 28,826

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Assets by Stockholders	$ -	$ -
Contributed Services by Stockholders	90,000	90,000

The accompanying notes are an integral part of these financial statements.

UNIWELL ELECTRONIC CORPORATION

Notes to Financial Statements

July 31, 2013

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

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $2,699,784 at July 31, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2013, and the results of operations and cash flows for the twelve months ended July 31, 2013.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was September 6, 2013, the date of the Company’s Annual Report for the year ended July 31, 2013

e.

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

j.

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2013 and July 31, 2012, the cumulative translation adjustments of

$144,573 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows: As of July 31, 2013 and July 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.82679 and $1 to RMB6.83208 respectively. For the year ended July 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8283 and $1 to RMB6.8386, respectively. The Company used historical rates for equity.

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

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash as of July 31, 2013 The Company performs ongoing evaluations of its cash position to minimize losses.

A portion of the Company’s cash at July 31, 2013 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (July 31, 2013), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.

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