Form 10-Q
period 2013-09-30
ANALYTICA BIO-ENERGY CORP
filed 2013-11-04
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127170

ANALYTICA BIO-ENERGY INC.

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

The number of shares of Common Stock, no par value, outstanding on was 21,180,294 shares as of September 30, 2013.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Consolidated Balance Sheets as of September 30, 2013 (unaudited) and July 31, 2013 (unaudited);
Consolidated Statements of Operations for the two months ended September 30, 2013 and 2012(unaudited) and for the period ended September 30, 2013 and September 30, 2012(unaudited)
Consolidated Statement of Stockholders’ Equity from July 31, 2008 to September 30, 2013 (unaudited);
Consolidated Statements of Cash Flows for the period ended September 30, 2013 and 2012 (unaudited);
Notes to Consolidated Financial Statements;

ANALYTICA BIO-ENERGY INC.
Consolidated Balance Sheets (Unaudited)
(all in USD)
	30-Sep-13	31-Jul-13

Current Assets
Cash and Cash Equivalents	$ 88,480	$ 28,826
Accounts receivable	21,188	-
Prepaid expenses and sundry	93,938	-

Total Current Assets	$ 203,606	$ 28,826
Property and Equipment - Net of Accumulated Depreciation	51,986	0
Other Assets
Goodwill	5,773,233
Total Assets	$ 6,028,825	$ 28,826

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 308,647	$ 292,500
Short-Term Loans	382,823

Total Current Liabilities	$691,470	$292,500

Other Liabilities
Long Term Notes Payable	$0	$0
Shareholder Advances	0	0

Total Liabilities	$691,470	$292,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding September 30, 2013 and	$ 21,180	$ 21,180
July 31, 2013
Common shares issuable(6,000,000)	6,000	-
Additional Paid In Capital	9,744,366	2,270,357
Retained Earnings	(4,578,764)	(2,699,784)
Accumulated Comprehensive Income	144,573	144,573

Total Shareholders' Equity	$ 5,337,355	$ (263,674)

Total Liabilities and Shareholders' Equity	$ 6,028,825	$ 28,826

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY INC.
Consolidated Statement of Operations (unaudited)
(all in USD)
	Period Ended September 30,
	2013	2012

Net Revenues:
Sales	$34,142	$ -

Total Net Revenues	$34,142	$0

Cost of Revenues and Operating Expenses:
Cost of Revenues	$17,751	$0
General and Administrative	149,028	15,000
Exchange Loss	-	-

Total Operating Expenses	$166,779	$15,000

Operating (Loss) Income from Operations	($132,637)	($15,000)

(Loss) Income Before Income Taxes	($132,637)	($15,000)

(Benefit From) Provision for Income Taxes	-	-

Net (Loss) Income	($132,637)	($15,000)

Comprehensive Income
Foreign Currency Translation Income	-	-

Total Comprehensive Income (Loss)	($132,637)	($15,000)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY INC.
Consolidated Statement of Operations (unaudited)
(all in USD)
	Two Months Ended September 30,
	2013	2012
Net Revenues:
Sales	$7,586	$ -

Total Net Revenues	$7,586	-

Cost of Revenues and Operating Expenses:
Cost of Revenues	$3,945	-
General and Administrative	44,784	15,000
Exchange Loss	-	-

Total Operating Expenses	$48,729	$15,000

Operating (Loss) Income from Operations	($41,143)	($15,000)

(Loss) Income Before Income Taxes	($41,143)	($15,000)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	($41,143)	($15,000)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	($41,143)	($15,000)

Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY INC.
Consolidated Statements of Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(712,277)		(712,277)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,429,784)	144,573	6,326
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,519,784)	144,573	(83,674)

Net loss - July 31, 2012				(90,000)		(90,000)

Balance, July 31, 2012	21,180,294	21,180	2,270,357	(2,609,784)	144,573	(173,674)

Net loss - July 31, 2013				(90,000)		(90,000)

Balance, July 31, 2013	21,180,294	21,180	2,270,357	(2,699,784)	144,573	(263,674)
Acquisition of company			7,474,009	(1,746,343)		5,727,666
Net loss - September 30, 2013				(132,637)		(132,637)

Balance - September 30, 2013	21,180,294	$ 21,180	$ 9,744,366	$ (4,578,764)	$ 144,573	$ 5,331,355

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY INC.
Consolidated Statement of Cash Flows (unaudited)
(all in USD)
	Period Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (132,637)	$ (15,000)
Items not requiring a current outlay of cash
Depreciation	5,440
Changes in Operating Assets and Liabilities
Accounts receivable	(21,188)
Prepaid expenses and sundry	(93,938)
Accounts Payable & Accrued Liabilities	16,147	15,000

NET CASH FLOWS(USED IN) PROVIDED BY OPERATING ACTIVITIES	(226,176)	-

CASH FLOWS FROM FINANCING ACTIVITES
Short term loans	382,823	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	382,823	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of company - net	(96,993)
NET CASH USED IN INVESTING ACTIVITIES	(96,993)

NET CHANGE IN CASH AND CASH EQUIVALENTS	59,654	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,826	28,826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 88,480	$ 28,826

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Services by Stockholders	$ 15,000	$ 15,000

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY INC.

Notes to Interim Consolidated Financial Statements

September 30, 2013

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Analytica Bio-Energy Inc. (“The Company”) was formed on January 12, 2004, under the laws of the State of Delaware. The Company's original incorporation was under the name of Nitar Tech, Corp. On July 24, 2004, the Company acquired all of the outstanding shares of Labtech Systems Inc., (an Ontario Canada Corporation) in a reverse merger in exchange for approximately 67% of the outstanding stock of the Company. The Company had no operating activities prior to the reverse merger.

In July 2009, the Company signed an Agreement for the Exchange of Common Stock with Winscon Electronics Co. Ltd. out of China.

In August 2009, the Company changed its name to Winscon Electronics Co. Ltd.

In July 2010, the Company changed its name to Uniwell Electronic Corporation.

In July 2013, the Company changed its name to Analytica Bio-Energy Inc.

The Company acquired for 6,000,000 shares of its restricted common stock effective September 30, 2013 all of the outstanding shares of Analytica Bioenergy, Inc., a Taiwanese company. The value placed on the acquisition was $6,000,000.

In July 2013, the Company changed its year-end from July 31 to December 31.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $4,578,764 at September 30, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of operations and cash flows for the period ended September 30, 2013.  All if any intercompany transactions have been eliminated.

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

d.

Subsequent Events

The Company has evaluated subsequent events through the date that these financial statements were issued, which was November 4, 2013, the date of the Company’s Quarterly Report for the period ended September 30, 2013.

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

k.

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash, accounts receivable, prepaid expenses and sundry, accounts payable and short-term loans as of September 30, 2013. The Company performs ongoing evaluations of its cash position to minimize losses.

A portion of the Company’s cash at September 30, 2013 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Analytica Bio-Energy Inc. for the period ended September 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2012

Revenues

The Company generated sales during the nine month period ended September 30, 2013 of $34,142 as it commences its commercial activity in the most recent quarter ended September 30, 2013. No sales were recorded in the comparable period ended September 30, 2012.

Cost of Revenues

The Company incurred cost of sales during the nine month period ended September 30, 2013 of $17,751. No cost of sales were recorded in the comparable period ended September 30, 2012.

General and Administrative

The Company incurred administrative and general expenses of $149,028 and $15,000 in the respective periods ended September 30, 2013 and September 30, 2012, which consist entirely of legal, listing and transfer agent fees required to keep the Company’s status as current.

Depreciation

There was depreciation for the period ended September 30, 2013, incurred of $5,440. No depreciation was recorded for the prior year period ended September 30, 2012.

Other Income/Expenses

In the period ended September 30, 2013, the Company earned minimal interest income or incurred minimal interest expenses.

Income Taxes

During the period ended September 30, 2013, we incurred no tax benefit nor had to record a provision for income taxes as the Company incurred a net loss and has significant loss carry forwards available to offset current and future net income results.

Net Income

The Company recorded a net loss for the period ended September 30, 2013 of $132,637 resulting from administrative, legal and listing fees required to maintain the Company’s filing status up to date.  It is anticipated that this trend will continue into the next fiscal year.

Liquidity and Capital Resources

At September 30, 2013, the Company’s need for cash included satisfying $308,647 of current liabilities, which consisted entirely of accounts payable and accrued expenses. Current liabilities have increased by $398,970 since July 31, 2013 mainly resulting from the acquisition. Accounts receivable increased by $21,188.

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

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash, accounts receivable, prepaid expenses and sundry, accounts payable and short-term loans. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

With respect to the period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

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

Date: November 4, 2013