Form 10-Q
period 2014-03-31
ANALYTICA BIO-ENERGY CORP
filed 2014-05-15
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127170

ANALYTICA BIO-ENERGY CORP.

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

The number of shares of Common Stock, no par value, outstanding on was 29,180,294 shares as of March 31, 2014.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (unaudited);
Consolidated Statements of Operations for the three months ended March 31, 20143 and 2013(unaudited)
Consolidated Statement of Stockholders’ Equity from July 31, 2008 to March 31, 2014 (unaudited);
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (unaudited);
Notes to Interim Consolidated Financial Statements;

ANALYTICA BIO-ENERGY CORP.
Consolidated Balance Sheets (Unaudited)
(all in USD)	(Consolidated)	(Consolidated)
	31-Mar-14	31-Dec-13

Current Assets
Cash and Cash Equivalents	$ 29,130	$ 40,748
Accounts receivable	55,801	59,261
Sundry assets	52,151	1,331

Total Current Assets	$ 137,082	$ 101,340

Other Assets
Intangible assets - other	352	195
Deferred tax assets	-	47,467
Patents	56,000	56,000

Total Assets	$ 193,434	$ 205,002

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 51,821	$ 55,466
Witholding taxes payable	-	1,892
Advances by shareholders	540,099	543,447
Due to related parties	-	16,653

Total Current Liabilities	$591,920	$617,458

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 29,180,294 shares issued and outstanding March 31, 2014 and	$ 29,180	$ 21,180
21,180,294 outstanding December 31, 2013)
Common shares issuable(December 31, 2013 - 8,000,000)	-	8,000
Additional Paid In Capital	4,119,067	4,119,067
Retained Earnings	(4,700,022)	(4,690,167)
Accumulated Comprehensive Income	153,289	129,464

Total Shareholders' Equity	$ (398,486)	$ (412,456)

Total Liabilities and Shareholders' Equity	$ 193,434	$ 205,002

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Consolidated Statement of Operations (unaudited)
(all in USD)	FOR THE THREE MONTHS
	ENDED
	MARCH 31,
	2014	2013

Net Revenues:
Sales	$0	$ 70,972

Total Net Revenues	$0	70,972

Cost of Revenues and Operating Expenses:
Cost of Sales	-	43,870
General and Administrative	9,855	149,079
Other items	-	-

Total Operating Expenses	$9,855	$192,949

Operating (Loss) Income from Operations	($9,855)	($121,977)

Reversal of prior years' accounts payable	-	-
(Loss) Income Before Income Taxes	- 9,855	($121,977)

(Benefit From) Provision for Income Taxes	0	(12,221)

Net (Loss) Income	($9,855)	($109,756)

Comprehensive Income
Foreign Currency Translation Income	23,825	0

Total Comprehensive Income (Loss)	$13,970	($109,756)

Net (Loss) Income Per Share - Basic and Diluted	$ 0.00	$ (0.01)

Weighted Average Shares Outstanding - Basic and Diluted	21,859,746	21,180,294

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Consolidated Statement of Stockholders' Equity (unaudited)
(all in USD)
Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(741,103)		(741,103)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,458,610)	144,573	(22,500)
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,548,610)	144,573	(112,500)

Net loss - July 31, 2012				(90,000)		(90,000)

Balance, July 31, 2012	21,180,294	21,180	2,270,357	-2,638,610	144,573	-202,500

Net loss - July 31, 2013				(90,000)		(90,000)

Balance, July 31, 2013	21,180,294	21,180	2,270,357	-2,728,610	144,573	-292,500
Acquisition of company			1,637,139	(1,728,706)		(91,567)
Adjustment to acquisition			211,571	(437,500)	(27,733)	(253,662)
Other comprehensive income					12,624	12,624
Net income- December 31, 2013				204,649		204,649

Balance - December 31, 2013	21,180,294	$ 21,180	$ 4,119,067	$ (4,690,167)	$ 129,464	($420,456)

Issuance of common shares	8,000,000	8,000	-	-	-	8,000

Net income - March 31, 2014	-	-	-	(9,855)	23,825	13,970

Balance - March 31, 2014	29,180,294	$ 29,180	$ 4,119,067	($4,700,022)	$ 153,289	($398,486)

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Consolidated Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2014
(all in USD)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 13,970
Items not requiring a current outlay of cash
Deferred tax expense	47,467
Changes in Operating Assets and Liabilities
Accounts receivable	3,460
Sundry	(50,977)
Accounts Payable & Accrued Liabilities	(5,537)

NET CASH FLOWS(USED IN) PROVIDED BY OPERATING ACTIVITIES	8,383

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(16,653)
Advances by shareholders	(3,348)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(20,001)

NET CHANGE IN CASH AND CASH EQUIVALENTS	-11,618

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,748

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 29,130

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -
Income Taxes Paid	$ -

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.

Notes to Interim Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Analytica Bio-Energy Corp formerly Uniwell Electronic Corporation, (“Company”) was incorporated as a Sino-American joint venture with a limited liability in People’s Republic of China on September 30, 2005. The Company is located in Huizhou, Guangdong and principally engaged in manufacturing various printed flexible circuits.  The Company ceased operations in May 2010 and has been looking to acquire an active viable business.

In July 2013, the Company changed its name to Analytica Bio-Energy Corp.

The year end of the Company is December 31.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $4,690,167 at March 31, 2014. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").   All intercompany transactions have been removed.

In the opinion of the management, these interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014.

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

g.

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

h.

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company is New Taiwan Dollars (“TWD” or "TN"), the currency of the ROC. Transactions at the Company which are denominated in currencies other than TWD are translated into TWD at the exchange rate prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that TWD are included in the statements of operation as exchange gains or loss. For financial reporting purpose, TWD has been translated into USD as the reporting currency in accordance with FASB ASC 830, “Foreign Currency Matters”. The financial information is first prepared in TWD and then is translated into USD at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = TWD):

March 31, 2014TWD: USD exchange rate

30.2187

 At March 31, 2014, the cumulative translation adjustments of $153,289, was classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

i.

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

j.

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

l.

Intangible Assets

Intangible assets are carried at cost. Amortization is calculated on a straight-line basis over the estimated useful life of the assets or a statutory period subscripted by the local law, without residual value. The percentages or amortizable life applied are:

Patents

20 years

m.

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

n.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In Addition, FASB ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

o.

Value-added Tax ("VAT")

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in ROC are subject to a value-added tax at a rate of 5% of the gross sales price or at a rate approved by the ROC local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents VAT on a net basis.

3.

DUE TO RELATED PARTIES

Due to related parties represent temporally short-term loans from officers, directors, and majority shareholders, to finance the Company’s operation due to lack of cash resources. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due to related parties are classified as from financing activities. We borrowed $16,653 from a related part in the year ended December 31, 2013, and subsequently paid back this loan in February 2014.

4.

ADVANCE FROM INVESTORS

Based on the ROC company laws, all capital contribution must be subject to the local government's approval. In order to finance the company's operation, the Board of Directors approved to accept capital contribution from investor. Based on the discretion of the Board of Directors, the Company will submit the capital contribution to the local government for approval. Before the capital contribution is approved by the local government, the investors can withdraw their investment fund as they wish. The investment fund bears no interest.

On July 10, 2013, the Board of Directors authorized Mr. Wu, Kevin (Guoquan), CEO of the Company, to seek capital funding in the over sea capital markets, such as the US capital market. The Company intends to merger with a US company, which will issue common stocks to acquire the Company via share exchange with the Company’s shareholders and investors.

On August 5, 2013, Kevin Wu, representing the Company and Shareholders of the Company (hereinafter referred to as “The Sellers") entered into a Letter of Intent with Analytical Bio-Energy Corp. (a Delaware Corporation) with its office located at 1896 Stoneybrook Court, Mississauga, Ontario, Canada L5L 3W2 (formally Uniwell Electronic Corporation) (hereinafter referred to as “The Buyer"). Pursuant to the Letter of Intent, the Buyer will transfer common stocks to the Sellers to acquire 100% of the Company. The transaction was subsequently closed on February 28, 2014.

The Buyer transferred 8,000,000 share of restricted common shares to the Sellers to acquire 100% of the Company. Originally the transaction called for 6,000,000 shares of restricted common stock. It was amended to 8,000,000 shares and the adjustment will be reflected in the 2014 financial statements of the consolidated entities. These common shares were issued in February 2014. These shares were then assigned to the Company’s shareholders, investors, and Management. The Company is working on the application of change of shareholders with the local government as of the date of release of these financial statements.

5.

INCOME TAX

Under the rules of the Income Tax Law of the ROC, a company with its tax return certified by a Certified Public Accountant can carry forward its net loss as tax credits for the next 10 years. As of March 31, 2014, the Company's wholly owned subsidiary had accumulated losses eligible for refund of approximately $279,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Analytica Bio-Energy Corp. for the three months ended March 31, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2014

Revenues

The Company generated no sales for the first quarter ended March 31, 2014 as compared to $70,972 for the three months ended March 31, 2013.  The main reason for no sales in this period as the Company was in the rebuilding stage and has secured lucrative contracts that will start in the next quarter.

Cost of Revenues

The Company incurred no cost of sales during the three months ended March 31, 2014 as compared to $43,870 in the same three month period ended March 31, 2013.

General and Administrative

The Company incurred administrative and general expenses of $9,855 for the three months ended March 31, 2014 as compared to $149,079 in the three months ended March 31, 2013 and mainly consisted of legal, listing and transfer agent fees required to keep the Company’s status as current for the three months ended March 31, 2014.

Income Taxes

During the three months ended March 31, 2014, we did not book any tax benefit nor has the company recorded any provision for income taxes as the Company incurred a net loss and has significant loss carry forwards available to offset current and future net income results.

Liquidity and Capital Resources

At March 31, 2014, the Company’s need for cash included satisfying $51,821 of current liabilities, which consisted entirely of accounts payable and accrued expenses. Current liabilities have decreased slightly from the year end to $591,920.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from shareholder loans and investment banking.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2014.

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

Based upon our evaluation regarding the three months ended March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

 President

Chief Executive Officer

Chief Financial Officer

Date: May 14, 2014