Form 10-K
period 2013-12-31
ANALYTICA BIO-ENERGY CORP
filed 2014-08-04
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 333-127170

ANALYTICA BIO-ENERGY CORP.

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

COMMON STOCK, NO PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $67,216.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $36,000 as of March 31, 2014.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,180,294 as of March 31, 2014.

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

On September 30, 2013, the Company did a reverse merger with Analytical Bio-Energy Corp out of Taiwan and also changed its name to correspond with the merger to Analytica Bio-Energy Crop.  The purchase price consisted of 8,000,000 shares of common stock of the Company to satisfy the merger.  These shares were issued in February 2014.

The Company changed its year end to December 31, 2013 to correspond to the year end of its subsidiary.

Analytica Bio-Energy Corp. has developed new patented technology; technology that removes all toxic and hazardous chemicals prior to disposal.  The system is described below:

NH3-N wastewater treatment process is ultrafiltration, microfiltration, reverse osmosis, EDI and other different membrane processes that work together organically, to achieve an efficient NH3-N removal NH3-N wastewater treatment process. Treated effectively it can directly meet boiler feed water, process water, electronic ultra-pure water, reusable water and other requirements in the system. The process has been successfully used in the semiconductor industry, LED PCB solar photovoltaic industry, electric power, metallurgy, petrochemical and other fields. The process is the key technology of EDI systems electro dialysis (ED) and ion exchange technology (DI) in the combination, operation, easy maintenance, and no emissions. In the special membrane processing system, used as an ultrafiltration pretreatment, generally hollow fibers with a diameter of 1mm, are used in the raw water to remove suspended solids, and colloids. UF pretreatment is the biggest problem polluting the membrane and membrane clogging of this is often set in front of polluting the pre-screening program to remove large particle of suspended solids in the pre-filter before adding flocculants. Control system uses IPC program control, automatic start and stop, rinse, and automatic monitoring various operating parameters for production management. The further removal of NH3-N recovery into a valuable chemical feedstock recycling.

Item 2. Properties

At this time there are no properties in the name of the Company.

Item 3. Legal Proceedings

None

Item 4. Mining Safety Disclosures

Not applicable

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company trades under the symbol ABEC on the OTCQB. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This annual report on Form 10-K of ANALYTICA BIO-ENERGY CORP.  for the period ended December 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-K, for periods subsequent to December 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

FROM AUGUST 1, 2013 TO DECEMBER 31, 2013 AND FOR THE TWELVE MONTHS ENDED JULY 31, 2013

Revenues

During the period ended December 31, 2013 which covers the period from August 1, 2013 to December 31, 2013 there were sales of $67,216 generated by its subsidiary.  In the prior twelve months ended July 31, 2013 the Company generated no revenues. The reason was the result of the discontinuation of the business in May 2010 and subsequent acquisition of Analytica which had revenue.

Cost of Revenues

The Company incurred cost of sales of $41,002 for the period August 1, 2013 to December 31, 2013 generated by its subsidiary. The Company incurred no cost of revenues for the twelve month period ended July 31, 2013.  The reason was the result of the discontinuation of the business in May 2010 and subsequent acquisition of Analytica which had revenue.

General and Administrative

In the period August 1, 2013 to December 31, 2013 costs incurred were $127,165 as compared to $90,000 for the twelve month period ended July 31, 2013.

Reduction in Accounts Payable and Credit to Income

The Company had in prior periods set up a provision for consulting fees, filing fees and other costs that were owed to a shareholder.  The shareholder had decided to forego his right to collect such amounts from the Company.  As a result accounts payable in relation to the amounts set up has been reversed and the amounts so expensed in prior periods has been credited to current period expenses.

Income Taxes

During the period from August 1, 2013 to December 31, 2013, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

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

Item 8 Financial Statements and Supplementary Data.

Below are the financial statements for the Company:

Our financial statements included in this Form 10-K are as follows:
Consolidated Balance Sheet as of and December 31, 2013 and Unconsolidated Balance Sheet as of July 31, 2013 (unaudited);
Consolidated Statements of Operations for the period ended December 31, 2013 and twelve months ended July 31, 2013 (unaudited)
Consolidated Statement of Stockholders’ Equity from July 31, 2008 to December 31, 2013 (unaudited);
Consolidated Statements of Cash Flows for the period ended December 31, 2013 and the twelve months ended July 31, 2013(unaudited);
Notes to Consolidated Financial Statements;

ANALYTICA BIO-ENERGY CORP.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Consolidated Balance Sheets (Unaudited)
(all in USD)	(Consolidated)	(Unconsolidated)
	31-Dec-13	31-Jul-13

Current Assets
Cash and Cash Equivalents	$ 40,748	$ -
Accounts receivable	59,261	-
Value-added tax credit	1,331	-

Total Current Assets	$ 101,340	$ -

Other Assets
Intangible assets - other	195
Deferred tax assets	47,467
Patents	56,000

Total Assets	$ 205,002	$ -

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 55,466	$ 292,500
Witholding taxes payable	1,892	-
Advances by shareholders	543,447	-
Due to related parties	16,653	-

Total Current Liabilities	$617,458	$292,500

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 21,180,294 shares issued and outstanding September 30, 2013 and	$ 21,180	$ 21,180
July 31, 2013
Common shares issuable(8,000,000)	8,000	-
Additional Paid In Capital	4,119,067	2,270,357
Retained Earnings	(4,690,167)	(2,728,610)
Accumulated Comprehensive Income	129,464	144,573

Total Shareholders' Equity	$ (412,456)	$ (292,500)

Total Liabilities and Shareholders' Equity	$ 205,002	$ -

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Statement of Operations (unaudited)	CONSOLIDATED	(UNCONSOLIDATED)
(all in USD)	PERIOD ENDED	YEAR ENDED
	DECEMBER 31,	JULY 31,
	2013	2013

Net Revenues:
Sales	$67,216	$ -

Total Net Revenues	$67,216	-

Cost of Revenues and Operating Expenses:
Cost of Sales	41,002	-
General and Administrative	127,165	90,000
Other items	- 902	-

Total Operating Expenses	$167,265	$90,000

Operating (Loss) Income from Operations	($100,049)	($90,000)

Reversal of prior years' accounts payable	292,500
(Loss) Income Before Income Taxes	192,451	($90,000)

(Benefit From) Provision for Income Taxes	(12,228)	0

Net (Loss) Income	$204,679	($90,000)

Comprehensive Income
Foreign Currency Translation Income	12,624	0

Total Comprehensive Income (Loss)	$217,303	($90,000)

Net (Loss) Income Per Share - Basic and Diluted	$ 0.01	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	21,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Statement of Cash Flows (unaudited)
(all in USD)	CONSOLIDATED	(UNCONSOLIDATED)
	PERIOD ENDED	YEAR ENDED
	DECEMBER 31.,	JULY 31,
	2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 204,649	$ (90,000)
Items not requiring a current outlay of cash
Depreciation	8
Deferred tax expense	(12,228)
Changes in Operating Assets and Liabilities
Accounts receivable	(59,261)
Sundry	(48,993)
Accounts Payable & Accrued Liabilities	(235,142)	90,000

NET CASH FLOWS(USED IN) PROVIDED BY OPERATING ACTIVITIES	(150,967)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	16,653
Advances by shareholders	543,447	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	560,100	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of company - net	(368,385)
NET CASH USED IN INVESTING ACTIVITIES	(368,385)

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,748	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 40,748	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed Services by Stockholders	$ -	$ 90,000

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Statements of Consolidated Stockholders' Equity (unaudited)
(all in USD)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(741,103)		(741,103)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,458,610)	144,573	(22,500)
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,548,610)	144,573	(112,500)

Net loss - July 31, 2012				(90,000)		(90,000)

Balance, July 31, 2012	21,180,294	21,180	2,270,357	(2,638,610)	144,573	(202,500)

Net loss - July 31, 2013				(90,000)		(90,000)

Balance, July 31, 2013	21,180,294	21,180	2,270,357	(2,728,610)	144,573	(292,500)
Acquisition of company			1,637,139	(1,728,706)		(91,567)
Adjustment to acquisition			211,571	(437,500)	(27,733)	(253,662)
Other comprehensive income					12,624	12,624
Net loss - December 31, 2013				204,649		204,649

Balance - December 31, 2013	21,180,294	$ 21,180	$ 4,119,067	$ (4,690,167)	$ 129,464	($420,456)

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.

Notes to Financial Statements

DECEMBER 31, 2013

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

In July 2013, the Company changed its name to Analytica Bio-Energy Corp.

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $4,690,167 at December 31, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of the management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2013, and the results of operations and cash flows for the period ended December 31, 2013.

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

h.

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

i.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = TWD):

2013

Year end TWD: USD exchange rate

30.023900

Annual average TWD: USD exchange rate    29.754423

 At December 31, 2013 and July 31, 2013, the cumulative translation adjustments of $129,464 and $144,573, respectively, were classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

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

5.

INCOME TAX AND DEFERRED TAX CREDIT

Under the rules of the Income Tax Law of the ROC, a company with its tax return certified by a Certified Public Accountant can carry forward its net loss as tax credits for the next 10 years. As of December 31, 2013, the Company's wholly owned subsidiary had accumulated losses eligible for refund of approximately $279,000 which give rise to deferred tax assets of $47,467.

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

Dated: August 4, 2014

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

August 4, 2014

Luiz Brasil