Form 10-Q
period 2014-09-30
ANALYTICA BIO-ENERGY CORP
filed 2014-10-20
CIK 1326853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, no par value, outstanding on was 29,180,294 shares as of September 30, 2014.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (unaudited);
Consolidated Interim Statements of Operations for the nine months ended September 30, 2014 and 2013(unaudited)
Consolidated Statement of Stockholders’ Equity from July 31, 2008 to September 30, 2014 (unaudited);
Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 (unaudited);
Notes to Interim Consolidated Financial Statements;

ANALYTICA BIO-ENERGY CORP.
Consolidated Balance Sheets (Unaudited)
(all in USD)	(Consolidated)	(Consolidated)
	30-Sep-14	31-Dec-13
Current Assets
Cash and Cash Equivalents	$ 13,741	$ 40,748
Accounts receivable	171,248	59,261
Inventories	12,492
Sundry assets	51,414	1,331

Total Current Assets	$ 248,895	$ 101,340

FIXED ASSETS(NET OF ACCUMULATED DEPRECIATION)	47,938	-

Other Assets
Intangible assets - other	205	195
Deferred tax assets	46,847	47,467
Patents	56,000	56,000

Total Assets	$ 399,885	$ 205,002

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 110,649	$ 55,466
Witholding taxes payable	-	1,892
Unearned revenue	377,884
Advances by shareholders	316,754	543,447
Due to related parties	-	16,653

Total Current Liabilities	$805,287	$617,458

Shareholders' Equity
Common Stock, $0.001 par value 50,000,000 shares authorized
- 29,180,294 shares issued and outstanding September 30, 2014 and December 31, 2013	$ 29,180	$ 21,180
Common shares issuable(December 31, 2013 - 8,000,000)	-	8,000
Additional Paid In Capital	4,119,067	4,119,067
Retained Earnings(Deficit)	(4,683,113)	(4,690,167)
Accumulated Comprehensive Income	129,464	129,464

Total Shareholders' Equity	$ (405,402)	$ (412,456)

Total Liabilities and Shareholders' Equity	$ 399,885	$ 205,002

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Statement of Operations (unaudited)
(all in USD)	FOR THE NINE MONTHS
	ENDED
	SEPTEMBER 30,
	2014	2013

Net Revenues:
Sales	$75,325	$ 34,142

Total Net Revenues	$75,325	34,142

Cost of Revenues and Operating Expenses:
Cost of Sales	42,368	17,751
General and Administrative	25,954	149,028
Other items	- 51	-

Total Operating Expenses	$68,271	$166,779

Operating (Loss) Income from Operations	$7,054	($132,637)

Reversal of prior years' accounts payable	-	-
(Loss) Income Before Income Taxes	7,054	($132,637)

(Benefit From) Provision for Income Taxes	0	0

Net (Loss) Income	$7,054	($132,637)

Comprehensive Income
Foreign Currency Translation Income	0	0

Total Comprehensive Income (Loss)	$7,054	($132,637)

Net (Loss) Income Per Share - Basic and Diluted	$ 0.00	$ (0.01)

Weighted Average Shares Outstanding - Basic and Diluted	29,180,294	21,180,294

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Consolidated Statement of Stockholders' Equity (unaudited)
(all in USD)
Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, July 31, 2008	21,180,294	$ 21,180	$ 1,774,313	$ (1,397,681)	$ 144,448	$ 542,260
Capital contribution during the year			245,053			245,053
Net loss for the year				(319,826)		(319,826)
Currency translation adjustment					125	125
Balance, July 31, 2009	21,180,294	21,180	2,019,366	(1,717,507)	144,573	467,612
Capital contribution during the year			250,991			250,991
Net loss for the year				(741,103)		(741,103)
Balance, July 31, 2010	21,180,294	21,180	2,270,357	(2,458,610)	144,573	(22,500)
Capital contribution during the year						0
Net loss for the year				(90,000)		(90,000)
Balance, July 31, 2011	21,180,294	21,180	2,270,357	(2,548,610)	144,573	(112,500)

Net loss - July 31, 2012				(90,000)		(90,000)

Balance, July 31, 2012	21,180,294	21,180	2,270,357	-2,638,610	144,573	-202,500

Net loss - July 31, 2013				(90,000)		(90,000)

Balance, July 31, 2013	21,180,294	21,180	2,270,357	-2,728,610	144,573	-292,500
Acquisition of company			1,637,139	(1,728,706)		(91,567)
Adjustment to acquisition			211,571	(437,500)	(27,733)	(253,662)
Other comprehensive income					12,624	12,624
Net income- December 31, 2013				204,649		204,649

Balance - December 31, 2013	21,180,294	$ 21,180	$ 4,119,067	$ (4,690,167)	$ 129,464	($420,456)

Issuance of common shares	8,000,000	8,000	-	-	-	8,000

Net income - September 30, 2014	-	-	-	7,054		7,054

Balance - September 30, 2014	29,180,294	$ 29,180	$ 4,119,067	($4,683,113)	$ 129,464	($405,402)

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.
Statement of Cash Flows (unaudited)
	FOR THE NINE MONTHS
(all in USD)	ENDED
	SEPTEMBER 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 7,054	$ (132,637)
Items not requiring a current outlay of cash
Deferred tax expense	620	-
Depreciation	10,602	5,440
Changes in Operating Assets and Liabilities
Accounts receivable	(111,987)	(21,188)
Inventories	(12,492)	-
Sundry	(50,093)	(93,938)
Accounts Payable & Accrued Liabilities	55,183	16,147
Withholding taxes	(1,892)	-
Unearned revenue	377,884	-

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	274,879	(226,176)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of company - net	-	(96,993)
Fixed assets	(58,540)	-

NET CASH USED IN INVESTING ACTIVITIES	(58,540)	(96,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(16,653)	-
Advances by shareholders	(226,693)	382,823
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(243,346)	382,823

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,007)	59,654

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,748	28,826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,741	$ 88,480

SUPPLEMENTAL DISCLOSURES
Interest Paid		$ -
Income Taxes Paid		$ -

The accompanying notes are an integral part of these financial statements.

ANALYTICA BIO-ENERGY CORP.

Notes to Interim Consolidated Financial Statements

September 30, 2014

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

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $4,683,113 at September 30, 2014. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").   All intercompany transactions have been removed.

In the opinion of the management, these interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = TWD):

September 30, 2014TWD: USD exchange rate

30.4

 At September 30, 2014, the cumulative translation adjustments of $129,464, was classified as items of accumulated other comprehensive income in the owners’ equity section of the balance sheet.

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

5.

INCOME TAX

Under the rules of the Income Tax Law of the ROC, a company with its tax return certified by a Certified Public Accountant can carry forward its net loss as tax credits for the next 10 years. As of September 30, 2014, the Company's wholly owned subsidiary had accumulated losses eligible for refund of approximately $279,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Analytica Bio-Energy Corp. for the three months ended September 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2013

Revenues

The Company generated $75,325 in sales for the nine months ended September 30, 2014 as compared to $34,142 for the nine months ended September 30, 2013.

Cost of Revenues

The Company incurred $42,368 in costs of sales during the nine months ended September 30, 2014 as compared to $17,751 in the same nine month period ended September 30, 2013.

General and Administrative

The Company incurred administrative and general expenses of $25,954 for the nine months ended September 30, 2014 as compared to $149,028 in the nine months ended September 30, 2013 and mainly consisted of legal, listing and transfer agent fees required to keep the Company’s status as current for the nine months ended September 30, 2014.

Income Taxes

During the nine months ended September 30, 2014, we did not book any tax benefit nor has the company recorded any provision for income taxes as the Company incurred a net loss and has significant loss carry forwards available to offset current and future net income results.

Liquidity and Capital Resources

At September 30, 2014, the Company’s need for cash included satisfying $110,649 of current liabilities, which consisted entirely of accounts payable and accrued expenses. Current liabilities have increased from the year end to $805,287.

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

With respect to the period ending September 30, 2014 under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the nine months ended September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2014, the Company did not issue any unregistered shares of its common stock.

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